Form 10QSB
period 2000-06-30
ENERGY VENTURES INC /
filed 2000-08-18
CIK 1048407

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

       [ ] Transition report under Section 13 or 15(d) of the Exchange Act

                         Commission file number 0-30285

                              ENERGY VENTURES INC.
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
                         (State or other jurisdiction of
                         incorporation or organization)

                        (IRS Employer Identification No.)

             43 Fairmeadow Avenue, Toronto, Ontario, Canada M2P 1W8
               (Address of principal executive offices)(Zip Code)

                                 (416) 733-2736
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ]  No [X]

As of August 10, 2000, the Registrant had 12,957,579 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  [  ]   No [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Energy Ventures Inc.

                                   (Unaudited)
                           (Expressed in US Dollars)
                            Condensed Balance Sheets



                                                                   June 30,        September 30,
                          ASSETS                                     2000             1999
                                                                  (unaudited)         ----
                                                                  -----------

CURRENT ASSETS
       Cash and Short Term Deposits                               $ 227,431           $      -
       Accounts Receivable                                           38,192             27,150
       Refundable Investment Tax Credits                            108,328            113,486
       Prepaids Expenses                                             72,173             14,376
                                                                      -----              -----
          TOTAL CURRENT ASSETS                                      446,124            155,012
                                                                    -------            -------

LONG TERM ASSETS
       Capital Assets                                               436,893            413,376
       License and technology costs                                 323,834            353,822
                                                                     ------             ------
          TOTAL LONG TERM ASSETS                                    760,727            767,198
                                                                    -------            -------

          TOTAL ASSETS                                           $1,206,851          $ 922,210
                                                                  =========          =========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Bank Indebtedness                                                  -           $  7,898
       Accounts payable and accrued liabilities                    $480,463            333,141
       Advances from related company                                 54,340             65,600
       Advances from director                                       201,989            238,982
       Debentures payable                                           506,826                  -
                                                                     ------             ------
          TOTAL CURRENT LIABILITIES                               1,243,618            645,621
                                                                    -------             ------

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock - par value $0.0001
             (authorized - 5,000,000 shares; issued and
             outstanding - 0 shares)                                      -                  -
       Common stock - $0.0001 par value (authorized -
          50,000,000 shares; issued and outstanding -
          12,957,579 and 12,637,579 shares)                       1,601,802          1,246,802
       Additional paid-in capital                                   690,856            165,481
       Deferred Compensation Charges                               (525,375)                 -
       Accumulated other comprehensive earnings (loss)               (3,525)           (11,373)
                                                                     ------           --------

           TOTAL EQUITY                                           1,763,758          1,400,910
                                                                  ---------
       Deficit                                                   (1,800,525)        (1,124,321)
                                                                 ----------         ----------
       Stockholders' Equity                                         (36,767)           276,589
                                                                    -------            -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 1,206,851            922,210
                                                                  =========


      See notes to condensed financial statements.

                              Energy Ventures Inc.
                       Condensed Statements of Operations
                                   (unaudited)
                           (Expressed in US Dollars)


                                 Three months ended June 30,               Nine months ended June 30,
                                 ---------------------------               --------------------------
                                        2000              1999                  2000              1999
                                        ----              ----                  ----              ----

REVENUES                            $ 66,675            $6,612              $200,025           $ 8,023

EXPENSES

  Technology Expense                 107,126            54,800               359,079           192,972
  Administration Fees & Salaries      17,749            22,289                65,976            65,207
  Legal and Audit                     84,499               306               182,902            20,239
  Amortization                        27,892            21,257                72,830            61,183
  Professional Fees                    4,634             7,338                43,418            28,684
  Office and General                  21,840             4,451                43,565            14,752
  Financing Fees & Interest           51,120                 -                63,714                 6
  Occupancy Cost                       7,137             6,018                21,804            10,174
  Travel and Promotion                10,746             3,318                22,941             8,462
                                      ------             -----                ------             -----
TOTAL EXPENSES                       332,743           119,777               876,229           401,679

NET LOSS                            (266,068)         (113,165)             (676,204)         (393,656)

NET LOSS PER SHARE OF COMMON STOCK-
  BASIC AND DILUTED                  $(0.021)                                $(0.053)
                                ================                          ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING              12,814,356                              12,782,583
                                ================                          ============


See notes to condensed financial statements.

                              Energy Ventures Inc.
                       Condensed Statements of Cash Flows
                                   (unaudited)
                           (Expressed in US Dollars)




                                                               Nine months ended June 30,
                                                               ----------------------------
                                                                       2000            1999
                                                                       ----            ----

OPERATING ACTIVITIES
      Net loss                                                    $(676,204)     $ (393,656)
      Items not affecting cash:
      Legal Expense                                                 131,019               -
      Amortization                                                   72,830          61,183
             Net change in non-cash working capital
             balances related to operations                          92,621         (47,348)
                                                                   --------          ------
             Net cash used by operations                           (379,734)       (379,821)

INVESTING ACTIVITIES
      Capital Asset purchases                                       (66,359)         (2,647)
                                                                     ------         -------
 FINANCING ACTIVITIES
      Issuance of common stock                                      215,000         200,000
      Advances from related company                                 (11,260)         (1,970)
      Advances from director                                        (36,993)        199,536
      Debentures payable                                            506,826               -
                                                                    -------         -------

             Net cash from financing activities                     673,573         397,566

NET INCREASE IN CASH                                                227,480          15,098

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                              7,849         (17,041)

CASH (BANK INDEBTEDNESS) AT BEGINNING OF PERIOD                      (7,898)          2,772
                                                                     ------           -----

      CASH AT END OF PERIOD                                         227,431             829
                                                                  ==========        =======
Interest Paid                                                     $  28,589        $      6


See notes to condensed financial statements.

                              ENERGY VENTURES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2000

                                   (unaudited)

1.       Basis Of Presentation:
     The interim financial statements are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of results of such periods. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full fiscal year.

     The condensed balance sheet as of September 30, 1999, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the financial statements in the Company's Registration Statement on Form 10-SB for the year ended September 30, 1999, include accounting policies and additional information pertinent to an understanding of both the September 30, 1999, condensed balance sheet and the interim financial statements. The information has not changed substantially except as a result of normal transactions in the nine months ended June 30, 2000, and as discussed in the following notes.

2.       Stock Transactions:
     During the three  months ended June 30, 2000,  the Company  issued  200,000 shares of common stock for $140,000 of legal services and issued 100,000 shares to a director and officer upon the exercise of stock options.

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

                  The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 1. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to complete development and then market our products, competitive factors and other risk factors as stated in other of our public filings with the Securities and Exchange Commission.

                  This report is for the three and nine month interim period ended June 30, 2000. The reader is directed to the Company's earlier Form 10-SB filings for more information about the Company. Accordingly, this section will primarily discuss the Company's position as of the filing date hereof.

Overview

                  Energy Ventures Inc. (hereafter, the "Company" or "EVI") was formed in November 1996, to research, develop and commercialize rechargeable battery technologies. The Company has four core battery technologies - 1) Lithium Ion ("LI") (now licensed to Pacific Lithium Limited ("PLL") of New Zealand), 2) Nickel Zinc ("NiZn"), 3) Zinc Carbon Bromine ("ZnCBr") and 4) the Direct Methanol Fuel Cell ("DMFC"), which technology was acquired in October 1999. The company is currently working on the development and optimization of the latter three technologies with the highest priority being directed towards the Direct Methanol Fuel Cell.

                  The Company's major focus is upon two areas - the research and development of the Company's Direct Methanol Fuel Cell Technology and the
Pre-Commercialization of the company's Nickel Zinc and Carbon-Zinc Bromine technologies. Costs re the latter project are in large part supported by Industrial Research Assistance Program through the Pre-Commercialization contribution agreement executed in March 2000. The Company recently accelerated its DMFC activity by arranging with Sammer Power Systems, Inc. of New Jersey and Sammer Engineering Gmbh of Austria to provide demonstration single cells and a three cell DMFC cell stack using the Company's DMFC technology. Both are expected to be available for demonstration by December 31, 2000. The company expects to spend significant sums upon expanding its battery testing capability and has purchased and is refurbishing a pilot battery production line to further expand its facilities at the Ottawa laboratory. While there can be no assurance that our business plan for the next year will be successful, the R&D programs, strategic alliances and targeted financing planned for the Company are expected to support the Company's activities until significant income streams of royalties and license fees develop.

Comparative Disclosure

                  During the quarter ended June 30, 2000, the Company was still a development stage company and has yet to achieve significant revenues. Revenues, in the quarter to June 30, 2000 and in the nine months then ended ($66,675 and $200,025, respectively) were entirely earned from licensing fees from PLL. Pursuant to the terms of the License Agreement, such revenues should continue at the minimum rate of $100,000 per annum through March 2002. We expect revenues from PLL to increase once PLL commences selling LI cathode materials and LI batteries containing such materials thereby generating additional royalties for the Company. Other revenue sources will not result until the Company successfully completes the commercialization of its other technologies and is able successfully to license them to battery manufacturers. These revenue figures are significantly higher than for the comparative three and nine month periods in 1999 ($6,612 and $8,023, respectively) due entirely to the fact that the PLL Agreement was not in effect during these comparative periods in 1999.

                  The Company's expenses in the quarter ended June 30, 2000 and in the nine months then ended totaled $332,743 and $876,229, respectively. Of those totals, the most significant are the Company's technology expenses i.e. expenses related to the research and development cost of the company's battery technologies ($107,126 and $359,079, respectively, for the three and nine month periods ended June 30, 2000). These expenses essentially doubled from the comparable periods in 1999 which reflects the Company's continued focus on developing its products and expanding its product line.

                  Expenses other than technology costs have remained relatively static over the last two years with the exception of legal costs. Legal costs in fiscal year 2000 are substantially higher than in prior years ($77,953 in the quarter and $169,308 year to date) primarily related to securities law matters arising from the Company's registration with the Securities and Exchange Commission and required compliance with the federal securities laws. Technology expenses almost doubled in 1998 and increased again by approximately 66% in 1999. Technology expenses are expected to increase in 2000 by approximately 90% as EVI continues to develop its facilities, expertise and activities and continues to fund research and development work undertaken on its behalf by National Research Council of Canada.

                  The Company increased its laboratory staffing in April 2000 by hiring four additional employees and further increased laboratory staffing can be expected in the future, provided sufficient funding can be obtained. During the quarter, the Company also spent approximately $53,000 to acquire battery test equipment, a pilot battery manufacturing line that will be refurbished, and increased computer facilities at its Ottawa plant.

                  In the quarter ended June 30, 2000 the Company accrued US$12,825 for the interest payable upon Cdn. $750,000 of 10% debentures issued March 30, 2000 and due September 30, 2000 and incurred US$35,125 in financing costs relative to such financing.

Liquidity

                  As of July 31, 2000, the Company had US$135,312 cash on hand. The Company currently has approximately US$100,000 in monthly expenses and $8,000 in revenues. Accordingly, the Company believes it has sufficient cash to continue its current operations until late September 2000.

                  Since its inception, the activities of the Company have been supported from the personal resources of its President and Chief Executive Officer. The Company is in need of new capital to support its growth and technology research and development costs. The Company also must repay Cdn. $750,000 of short term 10% debentures on September 30, 2000 (approximately US$507,000). The Company does not currently have sufficient resources to make this payment. EVI is currently, through Northern Securities Inc. of Toronto, seeking new capital in the range of US$4,000,000 toUS$6,750,000. However, there be no assurance that this or any other financing will be successful and if it is not successful the Company's research and development activities will have to be reduced and will certainly not accelerate to the extent they otherwise would. Should that financing not be successful, the President and Chief Executive Officer intends to continue personally supporting the Company on a limited basis with loans.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         During the quarter ended June 30, 2000, the Company issued 100,000 restricted shares to its legal counsel in payment of legal services performed, and to be performed, in the amount of $140,000. The Company also issued 100,000 shares upon the exercise of stock options to an officer and director.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      6.4.1 Agreement with Industrial Research Assistance Program

                  27      Financial Data Schedule

         (b)      None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 18, 2000

                                             ENERGY VENTURES INC.


                                             /s/D. Wayne Hartford
                                             ---------------------
                                             D. Wayne Hartford
                                             Chief Executive Officer


                                              /s/Peter F. Searle
                                              ---------------------
                                              Peter F. Searle
                                              Vice President, Finance