Form 10QSB/A
period 2000-06-30
ENERGY VENTURES INC /
filed 2000-09-22
CIK 1048407

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

                                Amendment No. 1

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            ENERGY VENTURES INC.
                                   (unaudited)
                           (Expressed in U.S. Dollars)
                            CONDENSED BALANCE SHEETS


                                           June 30,         September 30,
                                             2000                1999
                                         (unaudited)
                                              $                       $
ASSETS
Current
Cash and short term deposits                 227,431                  0
Accounts receivable                           38,192             27,150
Refundable investment tax credits            108,328            113,486
Prepaids & sundry assets                      77,625             14,376

                                       --------------     --------------
                                             451,576            155,012
Long Term
Capital assets                               436,893            413,376
Licence and technology costs                 323,834            353,822
                                       --------------     --------------
                                             760,727            767,198

                                       --------------     --------------
                                           1,212,303            922,210
                                       ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Bank indebtedness                                  0              7,898
Accounts payable and accrued liabilities     480,463            333,141
Advances from related company                 54,340             65,600
Advances from director                       201,989            238,982
Debentures payable                           506,826                  0
                                     ----------------     --------------
                                           1,243,618            645,621

Capital stock
Authorized
  50,000,000 Common shares of $0.0001 par value
    5,000,000 Preferred shares of $0.0001 par value
Issued
  12,957,579 (12,637,579) Common shares of
  $0.0001 par value                        1,686,802          1,246,802
Additional paid in capital                   690,856            165,481
Deferred compensation charges               (525,375)                 0
Accumulated other comprehensive
     earnings (loss)                          (3,525)           (11,373)
                                      ----------------   ----------------
                                           1,848,758          1,400,910
Deficit                                   (1,880,073)        (1,124,321)
                                      ----------------   ----------------
Stockholders' equity                         (31,315)           276,589


                                      ----------------   ----------------
                                           1,212,303            922,210
                                      ================   ================

                              ENERGY VENTURES INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)
                           (Expressed in U.S. Dollars)



                                      Three months                     Nine months
                                      Ended June 30,                  Ended June 30,
                                   2000          1999               2000         1999
                                    $              $                  $            $
REVENUE
  Revenues                       66,675         6,612            200,025        8,023
                             -------------   ------------     ------------   -----------


EXPENSES
  Technology expense            107,126        54,800            359,079      192,972
  Administration fees & salaries 17,749        22,289             65,976       65,207
  Legal and audit               127,279           306            262,449       20,239
  Amortization                   27,892        21,257             72,830       61,183
  Professional fees               4,634         7,338             43,418       28,684
  Office and general             21,841         4,451             43,566       14,752
  Financing fees & interest      51,120             0             63,714            6
  Occupancy costs                 7,137         6,018             21,804       10,174
  Travel and promotion           10,746         3,318             22,941        8,462
                           --------------  -----------      --------------   ---------
                                375,524       119,777            955,777      401,679
                           --------------  -----------      --------------   ---------
NET LOSS                       (308,849)     (113,165)          (755,752)    (393,656)


NET LOSS PER SHARE OF COMMON STOCK -
  BASIC AND DILUTED             ($0.024)      ($0.010)           ($0.059)     ($0.035)

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING         12,814,356    11,172,378         12,782,583   11,156,993
                           ==============  ===========      =============  ===========


See notes to condensed financial statements

                              ENERGY VENTURES INC.

                        CONDENSED STATEMENTS OF CASH FLOW

                     FOR THE NINE MONTH(unaudited)E 30, 2000
                           (Expressed in U.S. Dollars)


                                                         Nine months ended June 30,
                                                            2000             1999
                                                              $                $

CASH WAS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES

Net (loss)                                              (755,752)        (393,656)
Items not affecting cash:
Legal expense                                            210,566                0
Amortization                                              72,830           61,183
Net change in non-cash working capital balances
      related to operations                               92,623          (47,348)

                                                  ----------------   --------------
                                                        (379,733)        (379,821)
FINANCING ACTIVITIES

Issue of common shares                                   215,000          200,000
Advances from related company                            (11,260)          (1,970)
Advances from director                                   (36,993)         199,536
Debentures payable                                       506,826                0
                                                  ----------------   ---------------
                                                         673,573          397,566

INVESTING ACTIVITIES
Capital asset purchases                                  (66,359)          (2,647)
                                                  ----------------   ---------------
NET INCREASE IN CASH                                     227,480           15,098

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                   7,849          (17,041)

CASH (BANK INDEBTEDNESS) AT BEGINNING OF PERIOD           (7,898)           2,772
                                                  ----------------   ---------------
CASH AT END OF PERIOD                                    227,431              829
                                                  ================   ===============

Interest paid                                             28,589                6
                                                  ----------------   ---------------


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

3.        Debentures Payable:

     The Debentures payable, in the principal amount of Cdn.$750,000, were issued on March 30, 2000, bear interest at 10% per annum and are due September 30, 2000. The Debentures are secured by the personal assets of the president and CEO.

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

                  The Company's expenses in the quarter ended June 30, 2000 and in the nine months then ended totaled $375,524 and $955,777, respectively. Of those totals, the most significant are the Company's technology expenses i.e. expenses related to the research and development cost of the company's battery technologies ($107,126 and $359,079, respectively, for the three and nine month periods ended June 30, 2000). These expenses essentially doubled from the comparable periods in 1999 which reflects the Company's continued focus on developing its products and expanding its product line.

         Expenses other than technology costs have remained relatively static over the last two years with the exception of legal costs. Legal costs in fiscal year 2000 are substantially higher than in prior years ($120,732 in the quarter and $248,854 year to date) primarily related to securities law matters arising from the Company's registration with the Securities and Exchange Commission and required compliance with the federal securities laws. Technology expenses almost doubled in 1998 and increased again by approximately 66% in 1999. Technology expenses are expected to increase in 2000 by approximately 90% as EVI continues to develop its facilities, expertise and activities and continues to fund research and development work undertaken on its behalf by National Research Council of Canada.

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

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      27      Financial Data Schedule

         (b)      None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: September 21, 2000

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