Form 10QSB/A
period 2000-06-30
ENERGY VENTURES INC /
filed 2001-02-05
CIK 1048407

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              ENERGY VENTURES INC.
                                   (unaudited)
                           (Expressed in U.S. Dollars)
                            CONDENSED BALANCE SHEETS




                                                  June 30,        September 30,
                                                    2000             1999
                                                 (unaudited)
                                                     $                 $
ASSETS
Current
Cash and short term deposits                      227,431                 -
Accounts receivable                                38,192            27,150
Refundable investment tax credits                 108,328           113,486
Prepaids & sundry assets                          149,592            14,376
                                            ----------------     ----------------
                                                  523,543           155,012
Long Term
Capital assets                                    436,893           413,376
Licence and technology costs                      323,834           353,822
                                            ----------------     ----------------
                                                  760,727           767,198
                                            ----------------     ----------------
                                                1,284,270           922,210
                                            ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Bank indebtedness                                       -             7,898
Accounts payable and accrued liabilities          481,022           333,141
Advances from related company                      54,340            65,600
Advances from director                            201,989           238,982
Debentures payable                                306,922                 -
                                            ----------------     ----------------
                                                1,044,273           645,621

Capital stock
Authorized
  50,000,000 Common shares of $0.0001 par value
    5,000,000 Preferred shares of $0.0001 par value
Issued
  12,957,579 (1999 - 12,637,579) Common shares of
  $0.0001 par value                                 1,296             1,264
Additional paid in capital                      6,234,846         4,429,834
Deferred compensation charges                     (24,344)                -
Accumulated other comprehensive earnings (loss)    (3,566)          (11,373)
                                            ----------------     ----------------
                                                6,208,232         4,419,725
Deficit                                        (5,968,235)       (4,143,136)
                                            ----------------     ----------------
Stockholders' equity                              239,997           276,589
                                            ----------------     ----------------
                                                1,284,270           922,210
                                            ================     ================

                              ENERGY VENTURES INC.

                        CONDENSED STATEMENTS OF CASH FLOW

                     FOR THE NINE MONTHS ENDED JUNE 30, 2000
                                  (unaudited)
                           (Expressed in U.S. Dollars)



                                                                           Nine months ended June 30,
                                                                                2000           1999
                                                                                 $               $

CASH WAS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES

Net (loss)                                                                   (1,825,099)   (3,412,471)
Items not affecting cash:
Common stock issued for services                                                210,567             -
Noncash compensatory charge on stock issued to an officer                             -     3,018,815
Issue of compensatory stock options                                             775,923             -
Issue of compensatory stock warrants                                            292,753             -
Depreciation and amortization                                                    72,830        61,183
Net change in non-cash working capital balances
      related to operations                                                      93,336       (47,348)

                                                                        ----------------  ----------------
                                                                               (379,690)     (379,821)
FINANCING ACTIVITIES

Issue of common shares                                                          215,000       200,000
Advances from related company                                                   (11,260)       (1,970)
Advances from director                                                          (36,993)      199,536
Debentures payable                                                              506,825             -
                                                                       ----------------    ----------------
                                                                                673,572       397,566

INVESTING ACTIVITIES
Capital asset purchases                                                         (66,359)       (2,647)
                                                                       ----------------    ----------------
NET INCREASE IN CASH                                                            227,522        15,098

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                          7,807       (17,041)

CASH (BANK INDEBTEDNESS) AT BEGINNING OF PERIOD                                  (7,898)        2,772
                                                                       ----------------    ----------------
CASH AT END OF PERIOD                                                           227,431           829
                                                                       ================    ================
Interest paid                                                                    28,787             6
                                                                       ----------------    ----------------

                              ENERGY VENTURES INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)
                           (Expressed in U.S. Dollars)



                                                                                                                   Period from
                                                    Three months                       Nine months               November 19, 1996
                                                   Ended June 30,                    Ended June 30,                (inception to)
                                              2000              1999              2000             1999            June 30 2000
                                                $                 $                $                 $                  $
REVENUE
  Revenues                                  66,675             6,612           200,025            8,023                 386,348
                                      ---------------   ---------------    ---------------   --------------------------------------
EXPENSES
  Technology expense                       177,915            54,800           408,341          192,972                 831,919
  Administration fees & salaries           105,212         3,041,104           429,426        3,084,022               3,705,463
  Legal and audit                          325,877               306           632,300           20,239                 804,483
  Amortization                              27,892            21,257            72,830           61,183                 218,655
  Professional fees                          4,634             7,338            43,418           28,684                 196,623
  Office and general                        17,656             4,451            36,179           14,752                 105,573
  Financing fees & interest                338,995                 -           357,885                6                 377,507
  Occupancy costs                            7,137             6,018            21,804           10,174                  39,827
  Travel and promotion                      10,746             3,318            22,941            8,462                  74,533
                                      ---------------   ---------------    ---------------   --------------------------------------
                                         1,016,064         3,138,592         2,025,124        3,420,494               6,354,583
                                      ---------------   ---------------    ---------------   --------------------------------------
NET LOSS                                  (949,389)       (3,131,980)       (1,825,099)      (3,412,471)             (5,968,235)

NET LOSS PER SHARE OF COMMON STOCK -
  BASIC AND DILUTED                        ($0.073)          ($0.265)          ($0.143)         ($0.312)

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                    12,927,909        11,824,392        12,782,553       10,947,469
                                      ===============   ===============    ===============   ==============


See notes to condensed financial statements

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

2.       Stock Transactions:

         On April 11, 2000, the company issued 100,000 common shares to its legal counsel in respect of legal services provided and to be provided. These shares were valued at $2.25 per share based on the market value of the common shares at the time of issue. As at June 30, 2000, $210,567 has been charged to operations to reflect the value of legal services provided to date. The amount representing services not yet provided has been recorded as a deferred charge and was valued at $8,820 based on the market value of $1.375 per common share as at June 30, 2000.

         In addition, legal counsel was granted the option to purchase 200,000 shares of the company's common stock in respect of the legal services referred to above, exercisable over a three year period ending March 28, 2003 at a price not lower than $1.00 nor greater than $2.00 per share depending on the market price of the company's common stock. These options were valued at $396,000, which represented their fair market value at the time of issue. As of June 30, 2000, $370,598 has been charged to operations to reflect the value of legal services provided to date. The amount representing services not yet provided has been recorded as a deferred charge and was valued at $15,523, which represented their fair market value at June 30, 2000.

         If the market price of the company's common stock drops below $1.40 with respect to the shares described above or $2.00 with respect to the options described above for a period of 10 consecutive days, the company will issue additional common shares or reduce the price of the optioned shares based on the greater of $1.00 and the average trading price during such trading period. Until all legal services have been provided by counsel to the Company, the Company will value the common shares and options to purchase common shares representing the services to be provided in the future based on the market value of the Company's common stock at each balance sheet date and adjust the deferred charge accordingly.

         During the three months ended June 30, 2000, the Company also issued 100,000 shares to a director and officer upon the exercise of stock options.

3.        Debentures Payable:

         The Debentures payable, in the principal amount of Cdn.$750,000, were issued on March 30, 2000, bear interest at 10% per annum and are due September 30, 2000. The Debentures were extended at September 30, 2000 and accordingly such Debentures are now due at January 31, 2001 (Cdn. $250,000) and February 28, 2001 (Cdn. $500,000). The Debentures are secured by the personal assets of the President and CEO.

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

         This report is for the three and nine month interim period ended June 30, 2000. Accordingly, this section will primarily discuss the Company's position as of such date. This filing is being made in February 2001 to amend certain financial disclosures. This document continues to speak as of June 30, 2000 and has value only as an historical document. Certain events have occurred subsequent to June 30, 2000, some of which may be deemed material. You are directed to the Company's Annual Report on Form 10-KSB being filed simultaneously herewith for more current disclosures.

Overview

         Energy Ventures Inc. (hereafter, the "Company" or "EVI") was formed in November 1996, to research, develop and commercialize rechargeable battery technologies. The Company has four core battery technologies - 1) Lithium Ion ("LI") now licensed to Pacific Lithium Limited ("PLL") of New Zealand), 2)
Nickel Zinc ("NiZn"), 3) Zinc Carbon Bromine ("ZnCBr") and 4) the Direct Methanol Fuel Cell ("DMFC"), which technology was acquired in October 1999. The company is currently working on the development and optimization of the latter three technologies with the highest priority being directed towards the Direct Methanol Fuel Cell.

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

Comparative Disclosure

         During the quarter ended June 30, 2000, the Company was still a development stage company and has yet to achieve significant revenues. Revenues, in the quarter to June 30, 2000 and in the nine months then ended ($66,675 and $200,025, respectively) were entirely earned from research and development and licensing fees from PLL. Pursuant to the terms of the License Agreement, such revenues should continue at the minimum rate of $100,000 per annum through March 2002. We expect revenues from PLL to increase once PLL commences selling LI cathode materials and LI batteries containing such materials thereby generating additional royalties for the Company. Other revenue sources will not result until the Company successfully completes the commercialization of its other technologies and is able successfully to license them to battery manufacturers. These revenue figures are significantly higher than for the comparative three and nine month periods in 1999 ($6,612 and $8,023, respectively) due entirely to the fact that the PLL Agreement was not in effect during these comparative periods in 1999.

         The Company's expenses in the quarter ended June 30, 2000 and in the nine months then ended totalled $1,016,064 and $2,025,124, respectively. The comparative numbers in 1999 were $3,138,592 and $3,420,494. The year to date 1999 value includes a non cash compensatory charge of $3,018,815 respecting stock issued to an officer.

         The most significant costs included in such values are the Company's technology expenses i.e. expenses related to the research and development cost of the company's battery technologies ($177,815 and $408,341, respectively, for the three and nine month periods ended June 30, 2000). Both of such values include a charge of $41,875 for the issuance of stock options. Excluding such items, technology expenses essentially doubled from the comparable periods in 1999 which reflects the Company's continued focus on developing its products and expanding its product line. Technology expenses are expected to continue to increase as EVI continues to develop its facilities, expertise and activities and continues to fund research and development work undertaken on its behalf by National Research Council of Canada.

         Expenses other than technology costs have remained relatively static over the last two years with the exception of legal costs and financing fees and interest. Legal costs in fiscal year 2000 are substantially higher than in prior years ($320,040 in the quarter and $619,452 year to date) primarily related to securities law matters arising from the Company's registration with the
Securities and Exchange Commission and required compliance with the federal securities laws. The current year values include non cash charges of $199,308 and $370,598 respecting share purchase options issued to the Company's US counsel Technology as set out under Stock Transactions above. Financing fees and interest, for which there were essentially no costs in 1999, were $338,995 in the quarter and $357,885 year to date. Such costs include cash agents' fees and interest respecting the issue of Cdn. $750,000 of Debentures but most significantly includes also $286,458 in the quarter and $292,753 year to date respecting non cash charges re the issue of stock purchase warrants to the Debenture holders and to the agent.

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

         In the quarter ended June 30, 2000 the Company accrued US$12,740 for the interest payable upon Cdn. $750,000 of 10% debentures issued March 30, 2000 and due September 30, 2000 and incurred US$35,711 in financing costs relative to such financing.

Liquidity

         As of June 30, 2000, the company had US$227,431 cash on hand. At July 31, 2000, the Company had US$135,312 cash on hand. The Company currently has approximately US$100,000 in monthly expenses and $8,000 in revenues. The Debentures due on September 30, 2000 were extended as outlined above. Accordingly, the Company believes it has sufficient cash to continue its current operations until January 30, 2001.

         Since its inception, the activities of the Company have been supported from the personal resources of its President and Chief Executive Officer. The Company is in need of new capital to support its growth and technology research and development costs. The Company also must repay Cdn. $250,000 of short term 10% debentures on January 31, 2001 and Cdn. $500,000 on February 28, 2001. The Company does not currently have sufficient resources to make such payments. EVI is currently, through Northern Securities Inc. of Toronto, seeking new capital in the range of US$4,000,000 toUS$6,750,000. However, there can be no assurance that this or any other financing will be successful and if it is not successful the Company's research and development activities will have to be reduced and will certainly not accelerate to the extent they otherwise would. Should that financing not be successful, the President and Chief Executive Officer intends to continue personally supporting the Company on a limited basis with loans.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         On April 11, 2000, the company issued 100,000 common shares to its legal counsel in respect of legal services provided and to be provided. These shares were valued at $2.25 per share based on the market value of the common shares at the time of issue. As at June 30, 2000, $210,567 has been charged to operations to reflect the value of legal services provided to date. The amount representing services not yet provided has been recorded as a deferred charge and was valued at $8,820 based on the market value of $1.375 per common share as at June 30, 2000.

         In addition, legal counsel was granted the option to purchase 200,000 shares of the company's common stock in respect of the legal services referred to above, exercisable over a three year period ending March 28, 2003 at a price not lower than $1.00 nor greater than $2.00 per share depending on the market price of the company's common stock. These options were valued at $396,000, which represented their fair market value at the time of issue. As of June 30, 2000, $370,598 has been charged to operations to reflect the value of legal services provided to date. The amount representing services not yet provided has been recorded as a deferred charge and was valued at $15,523, which represented their fair market value at June 30, 2000.

         If the market price of the company's common stock drops below $1.40 with respect to the shares described above or $2.00 with respect to the options described above for a period of 10 consecutive days, the company will issue additional common shares or reduce the price of the optioned shares based on the greater of $1.00 and the average trading price during such trading period. Until all legal services have been provided by counsel to the Company, the Company will value the common shares and options to purchase common shares representing the services to be provided in the future based on the market value of the Company's common stock at each balance sheet date and adjust the deferred charge accordingly.

         During the three months ended June 30, 2000, the Company also issued 100,000 shares to a director and officer upon the exercise of stock options.

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

Date: February 2, 2001

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