Form 10KSB
period 2000-09-30
ENERGY VENTURES INC /
filed 2001-02-05
CIK 1048407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended September 30, 2000    Commission File Number 0-30285

                              ENERGY VENTURES INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                           _________________
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

43 Fairmeadow Avenue, Toronto, Ontario, Canada                 M2P 1W8
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including Area Code:        (416) 733-2736

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of November 30, 2000: $2,391,724

The number of shares outstanding of Issuer's Common Stock as of November 30, 2000: 13,628,979

Transitional Small Business Disclosure Format: Yes [   ] No [X]

Revenues for the most recent fiscal year: $226,221

ITEM 1.           BUSINESS

Important background information

                  Before carefully reading the substantive parts of this section, there is some background information about us that you should know. We feel this information will help you understand us a little better and will make the following sections more meaningful.

                  The Company was incorporated on June 24, 1996 under the laws of the State of Delaware under the name O.P.D. Acquisitions, Inc. Pursuant to a share exchange agreement dated September 30, 1997 (the "EVI Canada Share Exchange Agreement"), the Company acquired all of the issued and outstanding shares in the capital of Energy Ventures Inc. (Canada) ("EVI Canada"), a company incorporated under the laws of the Province of Ontario, on November 19, 1996. On October 27, 1997, the Company filed articles of amendment to change its name to Energy Ventures Inc.

                  The registered office of the Company is located at 2711 Centerville Road, Suite 400, Wilmington, Delaware, 19808. The principal business office of the Company is located at Building M-16, 1500 Montreal Road, Ottawa, Ontario, K1A 0R6.

                  The following chart depicts the corporate structure of the Company together with the jurisdiction of incorporation of the Company's direct and indirect wholly-owned subsidiaries.


Energy Ventures Inc. (Delaware)

        100%

Energy Ventures Inc. (Canada)(Ontario)

        100%

Energy Ventures International Inc. (Barbados)

         As used in this prospectus, except as otherwise required by the context, reference to the "Company" or "Energy Ventures" means Energy Ventures Inc. and its direct and indirect subsidiaries.

Forward-looking Statements

         The following discussion should be read in conjunction with the financial statements and related notes which are included elsewhere in this Report. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to complete development and then market our products and services, competitive factors and other risk factors.

Overview

         Energy Ventures is involved in the research and development of technology for use in the manufacture of fuel cells and batteries. To date, the Company's focus has been on the development and commercialization of technologies for the battery market. The Company has proprietary interests in technology relating to direct methanol fuel cells ("DMFC's") and Lithium Ion, Nickel Zinc and Zinc Carbon (bromine complex) rechargeable batteries. The Company is currently focusing its efforts on the development of its proprietary DMFC's.

         A fuel cell is a device that combines hydrogen and oxygen to generate electricity through an electrochemical reaction. The hydrogen used in the process is derived from fuels such as methanol, natural gas, propane, or other petroleum products and the oxygen is drawn from the air. Unlike a battery, a fuel cell does not run down or require recharging. A fuel cell will produce energy in the form of electricity and heat as long as fuel is supplied. In any fuel cell system, the hydrogen must be extracted from the fuel. The difference between a DMFC and other fuel cell systems is that in the DMFC, an anode catalyst extracts the hydrogen from the fuel (methanol) whereas other fuel cell systems require a "fuel reformer" to extract the hydrogen from the fuel. The use of a fuel reformer reduces the fuel cell efficiency and increases its cost. Therefore, the Company believes that the elimination of this component, together with catalyst reduction and heat management associated therewith, will reduce the ultimate cost of producing a commercially viable fuel cell system.

         Since inception, DMFC's have been problematic due to what is commonly referred to as the "cross-over" problem. The "cross-over" problem refers to methanol fuel crossing over from an anode to a cathode without producing electricity. In December 1999, Energy Ventures filed a patent application in Canada relating to the resolution of the fuel crossover in various fuel cell systems. The application has currently expanded internationally through the filing of a PCT (Patent Co-operation Treaty) application, in which a number of countries are designated, including the United States, Europe, Japan, China and Korea.

         The Company believes that DMFC's are equally as effective as other fuel cells with the added advantage of not requiring a fuel reformer to extract hydrogen from the fuel. In addition, the Company believes that methanol, as a fuel, offers significant production, distribution and storage advantages over competitive fuels. Furthermore, the Company anticipates that its DMFC technology will offer significant cost advantages over other fuel cell technologies. The proprietary technology of the Company which allows for the elimination of the fuel reformer also has the potential to be integrated with most other fuel cell systems.

History

         The Company was formed in 1996 to develop technology for use in the manufacture of fuel cells and batteries. To date, the Company's focus has been on the development and commercialization of technologies for the battery market. Energy Ventures has proprietary technology relating to Lithium Ion, Nickel Zinc and Zinc Carbon (bromine complex) rechargeable batteries. In March 2000, the Company licensed its rights in the Lithium Ion technology to Pacific Lithium Limited ("PLL") of New Zealand (the "PLL License Agreement").

         While the Company has successfully commercialized its technology for use in the manufacture of batteries, as part of its business strategy, the Company is focusing its efforts on the development of DMFC's. A major objective of the Company's business strategy is to accelerate the research, development and commercialization program of DMFC's. The Company intends to manufacture critical components of the DMFC for supply to the ultimate fuel cell product manufacturer.

Business Strategy

         The Company's principal business strategy is to accelerate the research, development and commercialization program of the DMFC. The Company believes that its proprietary DMFC technology offers a realistic opportunity for the Company to commercialize a fuel cell technology that is ahead of the competition and will provide a superior product that has fewer barriers to market entry. As part of its business strategy, the Company will also continue to focus efforts on its battery technology programs to continue to commercialize such technologies and obtain revenues from licensing fees.

         Continued Research and Development. The Company intends to continue its research and development of technology relating to DMFC's and the manufacture of key components of DMFC's.

         Development of Strategic Alliances. The Company will continue to pursue relationships that add value to its development of DMFC's. The Company believes that success in the fuel cell market will depend on alliances with synergistic companies that enable the Company to access new technologies and markets.

         Manufacture of Key Components. The Company does not intend to become a manufacturer of the final fuel cell product at this time. The Company plans, however, to manufacture critical components of the fuel cell for supply to the ultimate fuel cell product manufacturer. The Company recognizes that a manufacturing supply network already exists for the markets the Company intends to enter. In an attempt to capture market share, the Company intends to transfer the manufacturing of the final product under license to companies that already supply the target markets. The Company will then become a supplier of components to the ultimate fuel cell manufacturer.

         Development of Battery Technology. To date, the Company's success has been a result of the development and commercialization of technologies for the battery market. The Company intends to continue its development efforts of its battery technologies and obtain revenues from licensing fees and royalties.

Fuel Cells

         A fuel cell is a device that combines hydrogen and oxygen to generate electricity through an electrochemical reaction. The hydrogen used in the process is derived from fuels such as methanol, natural gas, propane, or other petroleum products and the oxygen is drawn from the air. Fuel cells forego the traditional extraction of energy in the form of combustion. Instead, fuel cells chemically combine the molecules of a fuel and oxidizer without burning, dispensing with the inefficiencies and pollution of traditional combustion. In principle, a fuel cell operates like a battery. Unlike a battery however, a fuel cell does not run down or require recharging. It will produce energy in the form of electricity and heat as long as fuel is supplied.

         As designed by the Company, hydrogen fuel is fed into the anode of the fuel cell. Oxygen (or air) enters the fuel cell through the cathode. Encouraged by a catalyst, the hydrogen atom splits into a proton and an electron, which take different paths to the cathode. The electron flows through an external circuit creating an electric current. The proton passes through the electrolyte and combines at the cathode with the electrons and oxygen from the air, to form water and generate by-product heat.

         In any fuel cell system, the hydrogen must be extracted from the fuel. The difference between a DMFC and other fuel cell systems is that in the DMFC, the anode catalyst itself draws the hydrogen directly from the methanol fuel whereas other fuel cell systems require a "fuel reformer" to extract the hydrogen from the fuel. Energy Ventures is involved in the research and development of technology for use in the manufacture of fuel cells and batteries. The use of a fuel reformer reduces the fuel cell efficiency and increases its cost. Therefore, the Company believes that the elimination of this component, together with catalyst reduction and heat management associated therewith, will reduce the ultimate cost of producing a commercially viable fuel cell system.

Types of Fuel Cells

         There are several types of fuel cells, each of which is distinguished by the type of electrolyte material used. Certain types of fuel cells are better suited for use in particular applications depending on their performance characteristics. The following is a description of the predominant types of fuel cells.

         Solid oxide fuel cells. Solid oxide fuel cells usually use a hard ceramic material instead of a liquid electrolyte, allowing operation at extremely high temperatures (1,000 degrees Celsius). Solid oxide fuel cells are appropriate for large, high-powered applications including industrial and large-scale central electricity generating stations. Solid oxide fuel cells require significant time to reach operating temperatures and respond to changes in electricity demand.

         Alkaline fuel cells. Alkaline fuel cells use alkaline potassium hydroxide as the electrolyte. Alkaline fuel cells have been used by NASA in space shuttle programs to power electrical systems and are suitable for small scale aerospace and defense applications. Commercial use is limited as alkaline fuel cells operate with pure hydrogen and pure oxygen, or air from which the carbon dioxide has been removed.

         Phosphoric acid fuel cells. Phosphoric acid fuel cells use corrosive liquid electrolyte and operate at high temperatures (200 degrees Celsius). Phosphoric acid fuel cells are the most commercially developed type of fuel cells and are presently applied in hospitals, nursing homes, hotels, office buildings, schools, utility power plants and airport terminals. The principal use of these systems is expected to be mid-to-large stationary power generation applications. The corrosive liquid electrolyte and high operating temperature require complex system designs and negatively impact operating life of the fuel cell and cost.

         Molten carbonate fuel cells. Molten carbonate fuel cells operate at high temperatures (650 degrees Celsius) which enables them to operate on unreformed fuels. Their system design is more complex than phosphoric acid fuel cells due to their higher operating temperature and utilization of a molten electrolyte. They require significant time to reach operating temperature and respond to changes in electricity demand, and therefore are best suited for the provision of constant power in large utility applications.

         Proton exchange membrane fuel cells. Proton exchange membrane fuel cells ("PEM fuel cells") operate at relatively low temperatures (less than 100 degrees Celsius), have high power density, can vary their output quickly to meet shifts in power demand and are suited for applications where fast start-up is required, including transportation and smaller stationary applications. PEM fuel cells use a solid polymer membrane (a thin plastic film) as an electrolyte.

         Direct Methanol Fuel Cells. DMFC's are similar to PEM fuel cells in that they both use a polymer membrane as the electrolyte. The primary difference between a DMFC and a PEM fuel cell is that in the DMFC, the anode catalyst itself draws the hydrogen from the fuel (methanol) whereas the PEM fuel cell requires a "fuel reformer" to extract the hydrogen from the fuel.

Advantages of Direct Methanol Fuel Cells as Compared to Other Fuel Cells

         Since inception, DMFC's have been problematic due to what is commonly referred to as the "cross-over" problem. The "cross-over" problem refers to methanol fuel crossing over from an anode to a cathode without producing electricity. In December 1999, Energy Ventures filed a patent application in Canada relating to the resolution of the fuel crossover in various fuel cell systems. The application has currently expanded internationally through the filing of a PCT (Patent Co-operation Treaty) application, in which a number of countries are designated, including the United States, Europe, Japan, China and

Korea. The use of a fuel reformer reduces the fuel cell efficiency and increases its cost. Therefore, the Company believes that the elimination of this component, together with catalyst reduction and heat management associated therewith, will reduce the ultimate cost of producing a commercially viable fuel cell system.

         The Company believes that DMFC's are equally as effective as other fuel cells with the added advantage of not requiring a fuel reformer to extract hydrogen from the fuel. In addition, the Company believes that methanol, as a fuel, offers significant production, distribution and storage advantages over competitive fuels. Furthermore, the Company anticipates that its proprietary DMFC technology will offer significant cost advantages over other fuel cell technologies. The proprietary technology of the Company which allows for the elimination of the fuel reformer also has the potential to be integrated with most other fuel cell systems.

         Initially, the Company intends to focus on stationary and portable fuel cell markets with a longer term objective of moving towards automotive fuel cells. The Company intends to develop DMFC's in the size range of 150 watts for remote battery charging and other niche applications, and 2.5 kilowatts for stationary as well as small vehicle applications. Such development is expected to take place over the next three years.

Applications for Fuel Cells

         Fuel cell systems are being developed for use in a variety of applications, including transportation, stationary power generation and portable applications each of which are described in more detail below. Fuel cell systems have several advantages over conventional power generation systems, including low or no pollution, higher fuel efficiency, quiet operation, potentially lower maintenance costs, potentially lower capital costs and greater flexibility in installation and operation. These advantages enable fuel cells to offer clean and efficient alternatives to the existing polluting and less efficient power sources.

Stationary Power Applications

         The Company believes that the demand for reliable electricity has been increasing rapidly in recent years, which is mainly due to the proliferation of advanced electronics and communication products. Grid power worldwide is regularly unreliable and inadequate and therefore secondary battery systems currently provide back-up energy for most power applications. The Company believes that its DMFC can provide significant advantages over existing stationary power sources in the form of a highly efficient, cost effective, reliable fuel cell that capitalizes on the existing fuel distribution infrastructure.

Portable Applications

         The Company believes that there is growing world-wide consumer demand for quiet, clean portable power products. Promising applications include their use in densely populated areas where noise pollution is a significant concern and indoors or other areas where the high noise and high emissions of internal combustion engine generators pose difficulties. The Company expects a growing demand for standby power for homes and businesses and applications aimed at the communications market, in which battery technologies might be displaced, such as laptop computers, cell phones, battery chargers and small motive markets. The Company believes that portable applications powered by its DMFC can provide significant advantages over existing portable power devices in a form that is small, durable and cost effective.

Transportation Application

         The use of internal combustion engines in transportation applications is a major source of air pollution. The potential for superior efficiency and zero or near zero emissions has attracted interest to fuel cells in the transportation industry. The ultimate goal of ongoing fuel cell research and development programs is to develop a fuel cell electric engine that will give electric vehicles the range of conventional cars while attaining environmental benefits comparable to those of battery-powered electric vehicles.

         In the transportation industry, the Company is directing its DMFC developments initially at the small and hybrid vehicle transportation market (including golf carts and motor bikes). The ultimate market remains the automobile market and the replacement of the internal combustion engine. The Company believes that the DMFC, using methanol as the fuel supply, should gain relatively easy market access, as there is no requirement to build a hydrogen distribution infrastructure. The most likely scenario for developing a methanol fuel distribution system would involve utilizing the existing gasoline distribution system by adding methanol fueling capacity to existing retail gasoline outlets.

Strategic Relationships

         The Company believes that success in the fuel cell market will depend on alliances with companies that enable the Company to further access technologies and markets. The Company seeks to develop relationships with companies having other format fuel cell developments, and will look to acquire technologies and companies that add value to its fuel cell program and/or accelerate product development.

         In 1998, the Company entered into a long-term agreement to lease the fuel cell laboratory equipment of Astris Inc. and Astris Energi Inc. (collectively "Astris"), an alkaline fuel cell research and development corporation. The alkaline fuel cell technology program is not currently active. Alkaline fuel cell technology has been demonstrated and requires process optimization to get to the commercialization stage. The Company expects to devote minimal resources to this technology in the near future and will instead concentrate on the development of its DMFC, as the Company believes this offers the best market entry prospect. The research and development efforts on DMFC will support the Alkaline fuel cell technology for future applications.

         The Company has recently entered into a non-binding letter of intent with the Alberta Research Council Inc. ("ARC") in respect of a joint development program for DMFC's. Under the proposed joint venture, the ARC's Technology Investment Advisory Committee has approved in principle an investment of up to $2.0 million over a three year period. In return for this investment, ARC will receive Common Shares and warrants in the Company. By collaborating their efforts, the Company and ARC hope to accelerate the development of the prototype DMFCs.

Batteries

         The worldwide battery market is divided into "large format" batteries, which are principally used as automobile starting batteries and "small format" batteries, which are principally made up of the familiar AA, AAA, C and D batteries. Within the large format batteries, there is significant opportunity for large systems that can charge in periods of low demand allowing energy availability during peak period demand. Large format batteries are generally rechargeable while small format batteries are generally single use throwaway batteries (primary batteries). The small format batteries have dominated the market. In recent years, the small format market has created a need for small format rechargeable batteries.

         The exponential growth in the small format disposable and rechargeable battery industry is primarily due to the proliferation and popularity of battery powered devices for personal and business use and also reflects technological advances and product miniaturization. The rechargeable battery market is currently dominated by Nickel Cadmium, Nickel Metal Hydride and certain Lithium Ion technologies. Although widely utilized, each of these technologies possess either environmental or safety concerns as well as inherently deficient performance issues. The Company has researched the battery needs of consumers, OEM and manufacturers and has identified alternative proprietary technologies aimed at resolving many of these issues.

         The Company believes that its current battery technologies are unique, offer superior performance relative to existing battery systems and can be offered at competing price levels. The Company develops proprietary technology for Lithium Ion, Nickel Zinc and Zinc Carbon Bromine rechargeable battery systems. The Company's strategy is to continue to design new technologies around existing manufacturing capabilities so as to minimize the transition to market at both the consumer and manufacturing levels.

         The Company believes that the primary and rechargeable battery markets are mature markets with approximately 500 current manufacturers. The majority of these companies manufacture batteries under license from a few major companies that conduct research and development and commercialization activities. These battery manufacturers are potential licensees of the Company's technologies.

         Brand awareness in the battery market applies mainly to the single use battery market, including such brands as Eveready, Duracell and Panasonic. As the establishment of brand recognition is an expensive and lengthy exercise, the Company intends to target the OEM market, where it believes loyalty is based on price and performance over brand recognition.

Types of Batteries

Lithium Ion

         Rechargeable Lithium Ion batteries offer several advantages not available from conventional battery technologies such as higher energy density, higher cell voltage and longer charge retention or shelf life. As a result, these batteries have been marketed as a power source for consumer electronics such as cellular phones, camcorders and many other high drain applications. The main disadvantages of Lithium Ion batteries are safety and cost.

         The Company, in conjunction with PLL and the National Research Council of Canada ("NRC"), has developed a proprietary Lithium Ion cathode technology which management of the Company believes offers a substantial improvement over existing products. The most significant competitive advantage of this technology is safety and lower material cost. The Company is the sole and exclusive worldwide licensee of this technology and has granted a license to PLL, which is now in the process of commercializing this technology. See "Business of the Company-Batteries-Strategic Relationships".

Nickel Zinc

         The Company has placed a priority on developing a Nickel Zinc rechargeable battery that will compete on cost, performance and environmental response to the Nickel Cadmium battery. Nickel Cadmium has gained wide acceptance for use in a variety of applications ranging from lightweight portable power (photography, toys, housewares) to high-rate, high-capacity power (electronic devices such as phones, computers, camcorders, power tools) and standby power (emergency lighting, alarm, memory backup). However, Nickel Cadmium also has many inherent disadvantages including poor charge retention, memory effect and environmental concerns.

         Through Kordesch & Associates Inc., staff at the Technical University of Graz in Austria ("University of Graz") are supporting the Company on developing this technology. See "Business of the Company-Batteries-Strategic Relationships". Dr. Karl Kordesch serves as the Company's technical advisor. See "Management - Biographical Information of Key Personnel".

Zinc Carbon-Bromine

         The Company believes that its work in Zinc Carbon-Bromine complex rechargeable batteries is progressing and that this battery format will offer a low-cost, reliable rechargeable battery. The initial research stage for this technology has been completed and it is now at an early stage of development. The technology can be manufactured on existing production lines and does not require a major capital investment in equipment other than minor production line modifications and the need for additional testing equipment.

         Zinc carbon batteries are characterized as being low cost, readily available and are known for providing acceptable performance for a great number of applications. Zinc carbon batteries are the most widely used of all the primary batteries for applications such as flashlights, portable radios and other low drain electronic applications.

Strategic Relationships

         While the major battery producing companies conduct battery research and development internally, most battery research and development is undertaken within the university system and with government research organizations. The Company undertakes battery development independent of manufacturing the resultant technology and works with the universities and government labs to further its in-house developments and to acquire appropriate technology.

The National Research Council of Canada Alliance Agreement

         Effective on March 1, 1997, the Company entered into an agreement with NRC pertaining to the development of a less costly Lithium Manganese Dioxide cathode material for use in a rechargeable Lithium Ion battery system (the "Lithium Program"). NRC, established in 1916, is an agency of the Federal Government of Canada. NRC's activities in the area of batteries are conducted by its Institute for Chemical Process and Environmental Technology ("ICPET"), which employs approximately 90 full-time scientists and technicians.

         The agreement with NRC provides that the Company would provide funding to NRC in the amount of $33,000 through August 31, 1998 and thereafter, provide minimum and maximum amounts per year of $70,000 and $330,000, respectively, through the period ending July 31, 2008 (the "Technical Collaboration Period"). To date, the Company has contributed over $300,000 to the Lithium Program. The funds are to be used for ongoing research and development in Lithium Ion and other energy material technologies. The funds will be disbursed by the Company to NRC during each year of the Technical Collaboration Period pursuant to an Annual Research Plan (the "Plan") to be agreed upon by both parties. The Plan will include the objectives and funding requirements for the work to be undertaken by NRC for the following year. NRC shall be responsible for the research and development work contemplated by the Plan and shall provide research personnel and resources. The Company has the right to terminate its funding responsibilities upon six months prior notice. NRC may not terminate its responsibilities under the agreement prior to the conclusion of the Technical Collaboration Period.

         As part of the agreement, NRC granted the Company a non-exclusive license to use NRC's Lithium Ion Base Technology (as herein defined) for the research, development, manufacturing and marketing of batteries (with the right to sublicense such technology) and the exclusive right to use and/or license the Enhancements (as herein defined). "Base Technology" includes all rights, patents, applications, inventions, and technical information existing in March 1997 and owned by NRC and related to Lithium Ion technology. "Enhancements" means any inventions, ideas, formulae, designs or modifications developed by the Company and NRC during the Technical Collaboration Period. The Company's license terminates on the expiration date of the last patent pertaining to the Base
Technology or the Enhancements, a period that will terminate no earlier than 2013.

         Other provisions of the agreement with NRC include the following:

                  (i) during the Technical Collaboration Period, NRC may not grant any further licenses or other rights to any third parties in connection with the Base Technology;

                  (ii) when the Technical Collaboration Period ends, NRC may grant any third party a license in connection with the Base Technology, except that no party may be granted a license for any country respecting which the Company has funded patent registration costs pertaining to the Base Technology; and

                  (iii) seven years and six months after the end of the Technical Collaboration Period, NRC may license the Enhancements to third parties for use in any country with the exception of countries covered by sublicenses previously granted by the Company and which are still in effect.

         NRC also agreed, subject to pre-existing obligations to third parties, to offer first to the Company any opportunities which may arise through NRC respecting battery-related technology or other energy-related technologies developed at ICPET.

         During the Technical Collaboration Period, through July 31, 2000, NRC is entitled (the "NRC Entitlement") to a royalty of 40 percent on the net licensing revenues from the use of the Lithium Ion Base Technology and Enhancements and a royalty of 2 percent from the sales value of Lithium Ion products, should the Company manufacture such products. The percentage royalty on net licensing revenues after July 31, 2000 is currently being negotiated but is expected to be 35 percent. If the Company should terminate the Technical Collaboration Period, the NRC Entitlement will be at full rate for 18 months, 80 percent of full rate for the next 18 months and will continue to decline at such rate until it reduces to zero, which would be seven years and six months after termination. Should NRC terminate the Technical Collaboration Period effective July 31, 2008 or later, the NRC Entitlement shall be equal to one half of such values.

         In March 2000, the Company entered into an agreement with NRC to receive an approximately $330,000 refundable pre-commercialization funding contribution from the NRC's Industrial Research Assistance Program and from Industry Canada's Technology Partnerships Canada program (the "Pre-Commercialization Contribution Agreement"). These funds will be directed to the battery commercialization program. The Company is also exploring opportunities with NRC apart from the Lithium Ion Technology, and has initiated a proposal with NRC related to DMFC.

         In March 2000, the Company licensed its right in the Lithium Ion technology to PLL (the "PLL License Agreement"). In consideration for the licensing rights, PLL pays the Company a monthly research and development contribution and is further obligated to pay an annual minimum guarantee royalty fee for the term of the license, a portion of which can be satisfied through continued research and development funding. Such minimum guaranteed royalty fees are scheduled to total $7 million through March 31, 2007. PLL has paid the Company the sum of $100,000 to satisfy the minimum guaranteed royalty amount through March 31, 2001, such sum being designated as ongoing research and development funding.

         Pursuant to a program that commenced in 1997 and ended in February, 1999, Samsung Electronics Corporation ("Samsung") and NRC developed Lithium Ion technology and manufacturing methodology. In exchange for this sponsorship, Samsung was granted exclusive rights in South Korea and a non-exclusive right to license and sublicense the resulting technology enhancements for countries other than South Korea. To use the NRC Lithium Ion Base Technology, Samsung must first obtain a license from the Company. As of the date hereof, Samsung has not sought a license from the Company. For countries other than South Korea, the Company retained the non-exclusive right to license and sublicense the resulting technology enhancements and has granted a license to PLL.

Kordesch & Associates Inc.

         Since its incorporation, the Company has maintained, through Kordesch & Associates Inc., a technical alliance with the scientific staff at the University of Graz. It continues to work indirectly with such staff at the University of Graz on both battery and DMFC technology to support their development and commercialization. This work is related to optimizing the performance of the battery through design modifications and cycling tests. The Company has frozen the cell design and is working to optimize the fabrication techniques and verify performance and cost for the first generation battery. The electrode program concentrates on using Nickel foam materials.

Intellectual Property

         The Company's assets include patents and know-how in portable energy related inventions. The Company currently owns or licenses nine patents of which, six are related to Lithium Ion cathode materials and are licensed from NRC. EVI has applied for patents in each of its other core technical areas; a Nickel Zinc rechargeable battery, a Zinc Carbon Bromine rechargeable battery and a DMFC. The Company has taken steps to ensure that its intellectual property is protected to the greatest degree possible. There can be no assurance that the Company's patent applications will be approved in their current or modified forms. In addition, there can be no assurance that, if approved, the patent application will provide significant proprietary protection. See "Risk Factors".

Competition

         The markets for the Company's technologies are competitive and the Company is subject to competition from both established competitors and potential new market entrants. A number of corporations, national laboratories and universities in Canada, the United States, Europe and Japan develop technology for use in the manufacture of fuel cells and batteries. Such competitors have financial, technological and personnel resources greater than the Company and could represent significant competition to the Company. The Company plans to continue to compete with such parties by diligently protecting its patents, improving its technology, using fewer and lower cost materials, developing component manufacturing processes and forming strategic relationships.

         Other companies involved in the development of technology for the manufacture of fuel cells include Ballard Power Systems Inc., Fuel Cell Energy, Inc., Global Thermoelectric Inc., International Fuel Cells Corporation, a subsidiary of United Technologies, H Power Corp., SiemensWestinghouse Electric Company, Toshiba Corporation, Plug Power, Fuel Cell Technologies and Manhattan Scientific.

         The Company also faces competition for the development of technology for the manufacture of batteries. The Lithium Ion battery technology market is dominated by Japanese companies, specifically Sony Corporation. The Company's Nickel Zinc technology will compete directly with Nickel Cadmium and Nickel Metal Hydride. North American and Japanese manufacturers currently dominate this market. The Company is aware of only one other corporation, Evercell Inc. that manufactures a Nickel Zinc battery, which is produced in a flat pack format, compared to the Company's battery, which is cylindrical. The Company's Zinc Carbon Bromine technology is believed to be unique in a rechargeable system. Management of the Company is not aware of any competition to this system in the marketplace.

Employees

         We currently have 11 full time employees of which 2 are executives, 2 are engaged in administrative activities and 7 are engaged in research activities. Additional financing permitting, we intend to hire up to 6 additional employees. None of our employees are represented by a labor union. We believe that relations with our employees are good. The Company believes that an important aspect of fuel cell expansion will be the hiring of technical staff to accelerate development (electro-chemists, design engineers, materials engineers and technicians), the hiring of business development staff to strategically build business and technical alliances and the acquisition of critical testing equipment.

ITEM 2.           PROPERTIES

                  Our principal office and development laboratory facilities are located in approximately 4093 square feet of leased space on the campus of NRC in Ottawa, Ontario. The lease expires on December 31, 2003 and provides for a monthly rental of approximately $2,100. The Company has recently entered into a non-binding letter of intent with ARC in respect of a joint development program for DMFC's. Pursuant to the agreement, the Company plans to move its DMFC division into ARC's facility in Calgary, Alberta. By collaborating their efforts, the parties hope to accelerate the development of the prototype DMFC's. The Company is also exploring a new location for its fuel cell activity to better leverage its resources.

ITEM 3.           LEGAL PROCEEDINGS

                  We  are  not   currently   involved  in  any  material   legal
proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

PART II

ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS

         The authorized share capital of the Company consists of 50,000,000 Common Shares and 5,000,000 preferred shares, each with a par value of $0.0001, of which, as at November 30, 2000, 13,628,979 Common Shares and no preferred shares are issued and outstanding.

         Each Common Share entitles the holder thereof to one vote per share at meetings of shareholders of the Company and to receive dividends if, as and when declared by the board of directors and to participate in the distribution of the assets of the Company, subject to the rights of holders of any class ranking prior to the Common Shares.

         The Company's Articles of Incorporation provide that the board of directors has the authority to divide the preferred shares into series and, within the limitations provided by Delaware statute, to fix by resolution the voting power, designations, preferences, and relative participation, special rights, and the qualifications, limitations or restrictions of the shares of any series. As the board of directors has authority to establish the terms of, and to issue, the preferred shares without shareholder approval, the preferred shares could be issued to defend against any attempted take-over of the Company.

         The Company currently intends to retain future earnings, if any, for use in its business and does not anticipate paying dividends on the Common Shares in the foreseeable future. Any determination to pay any future dividends will remain at the discretion of the board of directors of the Company and will be made taking into account its financial condition and other factors deemed relevant by the board of directors.

         The Common Shares are listed and posted for trading on the OTC Bulletin Board under the symbol "EGYV".

         The closing price of the Common Shares on the OTC Bulletin Board on November 30, 2000, was $1.25. The following table sets forth in US dollars, information relating to the trading of the Common Shares for the fiscal periods indicated:


                                                 High              Low                  Volume
1999
First Quarter                                    $2.00             $2.00                1,000
Second Quarter                                   N/A               N/A                  N/A
Third Quarter                                    $3.50             $1.00                247,700
Fourth Quarter                                   $2.88             $0.50                86,400
2000
First Quarter                                    $2.00             $0.75                52,600
Second Quarter                                   $4.75             $1.25                880,330
Third Quarter                                    $2.81             $1.00                126,100
Fourth Quarter                                   $3.31             $1.19                648,500
2001
First Quarter                                    $2.56             $0.75                221,800


ITEM 6.           SELECTED FINANCIAL DATA

                  The following selected financial data for the fiscal year ended September 30, 2000 is derived from our audited financial statements included in this Report.

                  The following data should be read in conjunction with our financial statements and related footnotes.

Statement of Operations Data
                            For the twelve
                            months ended
                              9/30/00

         Revenue            $  226,221
         Operating Loss     $2,527,270
         Income Taxes       $        0
         Net Loss           $2,527,270
         Net Loss Per Share-
         Basic and Diluted  $     0.20

Balance Sheet Data

                           September 30, 2000
                           ------------------
         Working Capital       $ (203,749)
         Total Assets          $1,562,584
         Total Liabilities     $1,081,383
         Stockholders' Equity  $  481,201

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

                  The following discussion should be read in conjunction with the financial statements and related notes which are included elsewhere in this report. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to complete development and then market our products and services, competitive factors and other risk factors, not all of which are detailed herein.

         All dollar amounts stated in this section, unless otherwise indicated, are stated in US dollars.

Overview

         Energy Ventures is involved in the research and development of technology for use in the manufacture of fuel cells and batteries. To date, the Company's focus has been on the development and commercialization of technologies for the battery market. The Company has proprietary interests in technology relating to DFMC's, Lithium Ion, Nickel Zinc and Zinc Carbon (bromine complex) rechargeable batteries. The Company is currently focusing its efforts on the development of its proprietary DMFC's.

         The Company's major focus is the research and development of the Company's DMFC technology. The Company recently accelerated its DMFC activity and on October 24, 2000 announced that it had executed a non-binding letter of intent with the ARC. The Company anticipates that a definitive agreement will be completed in February 2001 and that future DMFC activities may accordingly be expected to be undertaken at ARC's campus in Calgary, Alberta. The Company expects to spend significant sums upon equipping and staffing a laboratory in Calgary for its DMFC activities. The Company is also working towards the pre-commercialization of its Nickel Zinc and Zinc Carbon-Bromite technologies. Costs relating to such projects are in large part supported by the NRC's Industrial Research Assistance Program through the Pre-Commercialization Contribution Agreement executed in March 2000. The Company is also expanding its battery testing capability and has purchased and is refurbishing a pilot battery production line to further expand its facilities at the Company's laboratory in Ottawa.

         While there can be no assurance that the Company's business plans for the future will be successful, the research and development programs, strategic alliances and targeted financing planned for the Company are expected to support the Company's activities in the short term.

Results of Operations

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

         Revenues during the year ended September 30, 2000, increased 402% to approximately $226,000 as compared to approximately $45,000 for the year ended September 30, 1999. Revenues were almost entirely earned from research and development and licensing fees from PLL, which fees commenced late in 1999. Pursuant to the terms of the PLL License Agreement, such revenues should continue at the minimum rate of $100,000 per annum through March 2002.

         The Company's expenses for the year ended September 30, 2000 decreased 23% to approximately $2,753,000 as compared to approximately $3,588,000 for the year ended September 30, 1999. The Company had incurred noncompensatory charges of approximately $3,019,000 for Common Shares issued below fair market value to an officer during fiscal 1999 in excess of expenditures relating to legal expenses, financing fees and interest incurred during fiscal year 2000. Such costs in fiscal 2000 are primarily related to securities law matters arising from the Company's registration with the Securities and Exchange Commission in the United States and financing fees and interest related to the issue of
approximately   $498,000  of  short-term  10%  debentures  in  March  2000  (the

"Debentures"). Such Debentures become due in January and February 2001. One of the other significant inceases in costs pertains to the Company's expenses related to the research and development costs of the Company's battery technologies. Such costs more than doubled during the year ended September 30, 2000 reflecting the Company's continued focus and emphasis on developing its products and expanding its product line.

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

         Revenues for the year ended September 30, 1999 decreased 38% to approximately $45,000 as compared to approximately $72,000 for the year ended September 30, 1998. The 1998 revenue was primarily received from Eveready Battery Corporation pursuant to a contract which was not renewed.

         The Company's expenses for the year ended September 30, 1999 were approximately $3,588,000, an increase of approximately $3,201,000 or 827% over the approximately $387,000 of expenses incurred for the year ended September 30, 1998. This increase is primarily attributable to noncompensatory charges of approximately $3,019,000 for Common Shares issued to an officer at a price below fair market value as well as additional expenditures for research and development and technology. The increase in research and development costs reflects management's emphasis on completing development of its various technologies.

         Except for certain items, other expenses for the year ended September 30, 1999 remained generally constant as compared to the year ended September 30, 1998. During fiscal 1999, the Company had a charge for amortization in the amount of $44,000, interest expense in the approximate amount of $20,000 and rent in the approximate amount of $14,000, all of which expenses did not exist during fiscal 1998. A decrease of approximately $6,600 in legal and audit fees during fiscal 1999 was offset by an approximately $5,000 increase in professional fees during the same fiscal period.

Liquidity and Capital Resources

         At September 30, 2000 the Company had a working capital deficiency of approximately $204,000 compared to a deficiency of $491,000 at September 30, 1999. As at December 31, 2000 the Company has approximately $100,000 in monthly expenses and $8,000 in revenues. Accordingly, the Company has insufficient cash to continue its operations beyond January 30, 2001. However, the Company continues to the date hereof to be funded by advances from the President and Chief Executive Officer of the Company. See "Interest of Management and Others in Material Transactions".

         The Company is in need of new capital to support its growth and technology research and development costs and to fund expanded capital facilities. The Company must also repay approximately $167,000 of the Debentures on January 31, 2001 and approximately $331,000 of the Debentures on February 28, 2001. The Company does not currently have sufficient resources to make such payments. The Company is currently seeking new capital through a public offering in Canada, however, there can be no assurance that this or any other financing will be successful and if it is not successful, additional debt financing will be required and the Company's research and development activities will have to be reduced.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The financial statements are included herein immediately before the signature page. We are not required to provide supplementary financial information.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

         The following table sets forth the name, age and office held with the Company of each person who is a director or senior officer of the Company.

Name                          Age            Position with the Company
----                          ---            -------------------------
D. WAYNE HARTFORD             55             President, Chief Executive Officer
                                             and Director
TERRANCE B. KIMMEL*           54             Vice President, General Manager
                                             and Director
PETER F. SEARLE               61             Chief Financial Officer, Vice
                                             President of Finance and Director
DAVID J. TRUDEL               47             Vice President of Market
                                             Development and Director
BRUCE CLARK                   47             Director
--------------------
*  Mr. Kimmel resigned on January 31, 2001.

         Mr. Wayne Hartford - President and Chief Executive Officer. Mr. Hartford has been President and Chief Executive Officer and a director of the Company since 1996. Mr. Hartford has over 17 years of experience in the battery business and 25 years experience in marketing packaged consumer goods. Mr. Hartford started in product management at Warner Lambert in 1967, moved to Kimberly Clark in 1970 as Marketing Manager and in 1973 became a Director of Marketing Services for Young and Rubicam. In 1974, Mr. Hartford founded D.W. Hartford & Associates Inc., a marketing consulting firm that became a full service-advertising agency in 1976. In 1986, and in conjunction with Dr. Karl Kordesch, Mr. Hartford formed Battery Technologies Inc. ("BTI") and was responsible for the development and subsequent international launch of the rechargeable alkaline battery. Mr. Hartford served as President of BTI and was responsible for many licensing ventures associated with that technology through to 1996.

         Mr. Terrance Kimmel -Vice President and General Manager. Mr. Kimmel was Head of Business Development for the NRC's Institute for Chemical Process and Environmental Technology for nine years prior to joining the Company in 1999. Prior to his position with the NRC, Mr. Kimmel was President of Pengalta Research and Development Ltd., an energy sector contract research and development firm from 1981 to 1987. While at the NRC, Mr. Kimmel was responsible for technology transfer, research and development management, marketing, communications, and industrial collaborations. While with the NRC, Mr. Kimmel also served a nine month secondment with Gestion EnviroCapital, a Montreal venture capital corporation investing in early stage environmental technology companies. Mr. Kimmel is a past Director of Cansolv Technologies Ltd., a past Director of the Commercial Development and Marketing Association, a former President of the Canadian Heavy Oil Association, and a former Director of the Chemical Institute of Canada. Mr. Kimmel is also a member of the Scientific Advisory Board of EA-RTH Systems Inc. Mr. Kimmel resigned on January 31, 2001.

         Mr. Peter F. Searle - Vice President of Finance and Chief Financial Officer. Mr. Searle is Vice President, Finance, Chief Financial Officer and a Director of the Company and EVI Canada. Mr. Searle is a chartered accountant in both Canada and the U.K. and since 1975 has been President of Postscript
Financial Services Inc., a corporation that provides financial consulting and accounting services in Canada. Prior to joining the Company in 1996, Mr. Searle served from 1979 to 1984 as Vice President Finance, and from 1984 to 1987, as Senior Vice President Finance and Secretary of Standard Broadcasting Corporation Limited, a Canadian owned major public broadcasting corporation with radio and cable television interests in Canada, the US and Europe.

         Mr. David J. Trudel - Vice President of Market Development. Mr. Trudel was formerly Vice President Market Development with Talisman International Inc. (a Canadian battery manufacturer), from August 1997 to January 2000, and was responsible for the marketing, sales and administration of alkaline equipment turnkey systems as well as OEM and export battery sales initiatives. Prior thereto, Mr. Trudel was, from May 1995 to August 1997, Vice President, Market Development with Battery Technologies Inc. and was responsible for licensing RAM(TM)(Rechargeable Alkaline Manganese) Technology, equipment sales and the development of industrial markets for RAM(TM)batteries. Mr. Trudel was, from November 1993 and remains today, President of 1122613 Ontario Limited, operating as RMI Marketing International, a private battery marketing consulting corporation. Prior thereto, Mr. Trudel was Vice President of Operations and Sales of a division of Indal Limited.

         Mr. Bruce Clark - Director. Mr. Clark has been a partner of the law firm of Cassels Brock & Blackwell LLP since 1986. Mr. Clark practices corporate, commercial and securities law and provides services to a broad range of public and private corporations as well as to various governmental ministries and agencies. Mr. Clark is a member of the Executive Committee of the firm and a past Chair of the Executive Committee and Finance Committee of the firm.

Biographical Information of Key Personnel

         Dr. Karl Kordesch - Technical Advisor. Dr. Kordesch previously worked with the Eveready research group that invented the single-use alkaline technology currently being manufactured and marketed under such brand names as Duracell(TM)and Energizer(TM). Dr. Kordesch also invented the rechargeable Alkaline Manganese technology that is now in use by consumers around the world. Dr. Kordesch was also involved in the development of the first operational hydrogen air fuel cell powered electric vehicle in 1970. Dr. Kordesch is the author of one of the more comprehensive books available on fuel cells called, "Fuel Cells and Their Applications". Dr. Kordesch has written or edited several hundred books, technical papers and publications on a number of electrochemical related topics including bi-polar batteries, fuel cells, rechargeable and single-use Alkaline Manganese and Zinc Bromine storage batteries. In addition to his responsibilities at the Company, Dr. Kordesch remains a Professor Emeritus at The Technical University of Graz, Austria and continues to be active on the international electrochemical conference circuit and in the publishing of papers and text books.

         Dr. Yuwei Shen - Battery Scientist. Dr. Shen, has extensive experience in the study of rechargeable alkaline batteries, from which he has obtained important results for anode, cathode, current collector separator, electrolyte, electric chargers and solar cells. Dr. Shen has written numerous publications and has co-written several publications with Dr. Kordesch. His fields of research extend to Carbon Zinc/Bromine, Nickel Zinc and Alkaline Fuel Cells. Dr. Shen received his Bachelor Degree of Science from Shanghai Teachers University in 1982 and his Doctorate from the Technical University of Graz in 1997.

         Dr. Waltraud Taucher-Mautner - Battery Scientist. In 1994, Dr. Taucher-Mautner, obtained a research grant from The University of California at Berkeley for Nickel/Zinc battery systems, especially Nickel fiber electrodes. Her fields of research have yielded 30 papers, patents and oral and poster presentations for research into rechargeable Alkaline Manganese dioxide Zinc cells, particularly cell optimization, additives, charging methods and electrolyte. Dr. Taucher-Mautner has also researched Nickel Zinc cells, particularly cylindrical and flat design, sintered and non-sintered (paste) Nickel electrodes, pasted Zinc electrodes, electrochemical impregnation techniques and charging methods. Her teaching activities include basic analytical chemistry and advanced electro analytical chemistry.

Indemnification of Directors and Officers

         Our By-Laws includes certain provisions permitted pursuant to the Delaware General Corporation Law whereby our officers and directors are to be indemnified against certain liabilities to the fullest extent permitted by law. These provisions of the By-Laws have no effect on any director's liability under Federal securities laws or the availability of equitable remedies, such as injunction or recession, for breach of fiduciary duty. We believe that these provisions will facilitate our ability to continue to attract and retain qualified individuals to serve as our directors and officers.

         At present, there is no pending litigation or proceeding involving any of our directors, officers, employee or agents where indemnification might be required or permitted. We are unaware of any threatened litigation or proceeding that might result in a claim for such indemnification.

Compensation of Directors

         None of the directors of the Company received any cash compensation in their capacity as directors of the Company. During the fiscal year ended September 30, 2000, options to purchase 1,055,000 Common Shares of the Company were granted to directors of the Company.

ITEM 11.          EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth, for the years ended September 30, 2000, 1999 and 1998, the aggregate remuneration paid or payable by the Company to the person who acted as Chief Executive Officer of the Company during such periods and to the other executive officers who earned a salary and bonus in excess of $100,000 during the fiscal year ended September 30, 2000 (collectively, the "Named Executive Officers").


                                  Annual Compensation                    Long-Term Compensation Awards
                                                       Other Annual      Securities Under
Name and Principal      Fiscal    Salary     Bonus     Compensation      Options and SARs   All Other
Position                Year      ($)        ($)       ($)               Granted            Compensation
--------                ----      ---        ---       ---               -------            ------------


D. Wayne Hartford       2000      144,039    -         4,850             901,900            -
President   and  Chief  1999      142,900    -         4,800             -                  -
Executive Officer       1998      146,400    -         4,920             -                  -
----------------

Option Grants for the year ended September 30, 2000



         Name             Common         % of Total         Exercise Price     Market Value of    Expiration Date
-------------             Shares under   Options            ($/sh.)            Securities
                          Options        Granted in                            Underlying
                          Granted        Fiscal Year                           Options  on  Date
                                                                               of Grant ($/sh.)
D. Wayne Hartford         551,900        31%                $0.50              $1.50 (1)          Jan. 02, 2001
                          350,000        20%                $1.1875            $1.1875(2)         See Note 3

-------------------

Notes:
(1) Based on the closing price of the Common Shares on the OTC Bulletin Board on October 15, 1999 of $1.50.
(2) Based on the closing price of the Common Shares on the OTC Bulletin Board on August 22, 2000 of $1.1875.
(3) One-third expire on August 21, 2003; one-third expire on August 21, 2004; and one-third expire on August 21, 2005.

Fiscal 2000 Year-End Option Values

The following table sets forth, for the year ended September 30, 2000, Common Shares acquired by the Named Executive Officers upon exercise of options and the number and value, in US dollars, of unexercised options as at September 30, 2000.


                          Common                         Number of Common Shares
                          Shares                         Underlying Unexercised       Value of Unexercised
                          Acquired on                    Options as at September     "In-the-Money" Options at
                          Exercise         Value         30, 2000                     September 30, 2000
Name                      (#)              Realized      Exercisable/Unexercisable    Exercisable/Unexercisable(1)
----                      ---              --------      -------------------------    -------------------------
D. Wayne Hartford         551,900          $275,950      0/350,000                    0/$262,500
Terrance B. Kimmel        -                N/A           200,000/100,000              $87,500/$43,750
---------------


Notes:

(1) Based on the closing price of the Common Shares on the OTC Bulletin Board on September 29, 2000 of $1.9375.

Indebtedness of Directors, Executive Officers and Senior Officers

         None of the Company's directors, executive officers or senior officers, nor any associate of such director, executive officer or senior officer has, during the fiscal year ended September 30, 2000, been indebted to the Company or any of its subsidiaries. In addition, none of the indebtedness of these individuals to another entity has been the subject of a guarantee, support agreement, letter of credit or similar arrangement or understanding of the Company.

Employment Contracts

         Effective August 1, 1999, the Company entered into an employment agreement with Terrance B. Kimmel. The agreement requires Mr. Kimmel to devote substantially all of his time to being Vice President and General Manager of EVI (Canada), the Company's chief operating subsidiary, for an annual salary of approximately $70,000. Mr. Kimmel also received options to acquire 300,000 shares of the Company's Common Shares, which options are exercisable at $1.50 per share. Of the 300,000 options, 100,000 options expire August 1, 2002, an additional 100,000 options on August 1, 2003, and the final 100,000 options become exercisable as of August 1, 2001, and expire on August 1, 2004.

Stock Option Plan

         The Company has an incentive stock option plan (the "Stock Option Plan") for its directors, officers, employees, consultants and advisors. A maximum of 2,000,000 Common Shares are issuable by the Company under the Stock Option Plan.

         The Stock Option Plan is designed to provide incentives to directors, officers, key employees, consultants and advisors of the Company and its affiliates and to permit these persons to participate in the growth and success of the Company. Options to purchase Common Shares may be granted from time to time by the board of directors of the Company at an exercise price determined by them, which in no case would be less than the par value of the Common Shares. Options granted under the Stock Option Plan are non-transferable other than in accordance with the Stock Option Plan and must be exercised no later than ten years after the date of the grant or a lesser period as determined by the board of directors of the Company. Options to purchase 1,995,100 Common Shares are presently outstanding under the Stock Option Plan, the details of which are set forth in the following table:


Class of Optionee                 Number of
                                  Common Shares        Date of Grant      Exercise Price $       Expiry Date
                                  Under Option

D. Wayne Hartford                 350,000              Aug. 22/00          $1.1875                See Note 4
Three  executive  officers  as a  50,000               July 21/97          $0.50                  See Note 1
group                             300,000              Aug. 11/99          $1.50                  See Note 2
                                  300,000              Apr. 11/00          $2.00                  See Note 3
                                  100,000              Apr. 13/00          $2.00                  See Note 4
                                  200,000              Aug. 22/00          $1.1875                See Note 4
One  Director who is not also an  75,000               Aug. 22/00          $1.1875                See Note 4
executive officer
Thirteen  employees  or  service  100,000              July 21/97          $0.50                  See Note 1
providers as a group              50,000               July 21/97          $0.50                  Dec. 31/01
                                  5,100                Feb. 12/98          $0.50                  See Note 1
                                  47,500               Sept. 22/98         $2.25                  Jan. 02/02
                                  167,500              Apr. 11/00          $2.00                  See Note 3
                                  30,000               Aug. 22/00          $1.1875                See Note 4
National Research Council
of Canada                         20,000               Jan. 05/99          $2.25                  Jan. 02/02
Heller, Horowitz & Feit, P.C.     200,000              Apr. 11/00          $2.00 (5)              Mar. 28/03
                                  -------
                                  1,995,100

---------------

Notes:
(1) Such options (the "Qualified Options") expire on the earlier of March 30, 2001 or the closing of the Offering.

(2) One-third expiring August 11, 2002; one-third expiring August 11, 2003; and one-third exercisable after July 2001 and expiring August 1, 2004.
(3) One-third exercisable after January 1, 2001 and expiring April 11, 2002; one-third exercisable after January 1, 2002 and expiring
         April 11, 2003; and one-third exercisable after January 1, 2003 and expiring April 11, 2004.
(4) One-third exercisable after January 1, 2001 and expiring August 21, 2003; one-third exercisable after January 1, 2002 and expiring August 21, 2004; and one-third exercisable after January 1, 2003 and expiring August 21, 2005.
(5) If the market price of the Company's Common Shares drops below $2.00 for a period of 10 consecutive trading days, the Company will reduce the price of the optioned shares to the greater of $1.00 and the average trading price during such trading period.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ended September 30, 2000, no outside director did not timely file such forms.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of November 30, 2000, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for (i) each person known by us to own beneficially more than five (5%) percent of our outstanding common stock, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

                                   Shares of
Name and Address                   Common Stock        Percent of Class

D. Wayne Hartford                  11,717,767 (1)(4)         86.33%
43 Fairmeadow Avenue
Toronto, Ontario,
M2P 1W8, Canada

Peter F. Searle                       212,667 (2)           less than 5%
11084 Sheppard Avenue E.
Scarborough, Ontario,
M1B 1G2, Canada

Terrance B. Kimmel                    200,500 (3)           less than 5%
1152 St. Moritz Court
Orleans, Ontario
K1C 2B3, Canada


David J. Trudel                       150,000 (4)           less than 5%
7113 Hickling Crescent,
Mississauga, Ontario,
L5N 5A3, Canada

W. Bruce Clark                         27,000 (5)           less than 5%
7 Mullet Road,
Toronto, Ontario,
M2M 2A7, Canada

All Officers and Directors
as a Group (five persons)          12,307,934(6)                 91.20%
---------------------

(1) Includes shares owned by Bonita A. Hartford, Mr. D. Wayne Hartford's wife and Bonhart Holdings Corporation, a corporation controlled by Bonita A. Hartford and also shares owned by Hartford Investment Corporation II a corporation controlled by Mr. Hartford. Includes options for Mr. Hartford re 116,667 shares, exercisable within 60 days.


(2) 12,000 shares were issued in the name of Margaret E. Searle, Mr. Searle's wife. Includes options for 100,667 shares, exercisable within 60 days.

(3) Includes options for 200,000 shares exercisable within 60 days, and 500 shares beneficially owned by Collette V. Kimmel, Mr. Kimmel's wife.

(4)  Includes options for 150,000 shares exercisable within 60 days

(5)  Includes options for 25,000 shares exercisable within 60 days

(6) Includes 11,715,600 shares of Common Stock issued and outstanding, plus the shares underlying the aggregate 592,334 options listed here as being exercisable within 60 days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As at September 30, 2000, $177,000, bearing interest at the rate of 7% per annum with no specified repayment terms, was due by the Company to a company controlled by D. Wayne Hartford, the President and Chief Executive Officer of the Company. On August 22, 2000, Mr. Hartford exercised 551,900 of his outstanding options in consideration for the settlement of advances approximating $276,000 owed to Mr. Hartford.

         The Company was charged approximately $146,000, $143,000 and $570,000 for the years ended September 30, 2000 and 1999 and for the period from inception through September 30, 2000, respectively, by a company controlled by the Company's President and Chief Executive Officer for the provision of management services.

         During the year ended September 30, 2000, the Company was charged approximately $109,000 by one of its officers for research and development charges.

         The Company was charged approximately $34,000, $17,000 and $78,000 for legal services for the years ended September 30, 2000 and 1999 and for the period from inception through September 30, 2000, respectively, by law firm Cassels Brock & Blackwell LLP. Bruce Clark, a director of the Company, is a partner of Cassels Brock & Blackwell LLP.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)      1.     Financial Statements

         The  financial   statements  are  listed  in  the  Index  to  Financial
Statements and are filed as part of this annual report.

         2.     Not Applicable.

         3.     Exhibits

                27 - Financial Data Schedule.

(b)      Reports on Form 8-K

         A Current Report on Form 8-K was filed on December 13, 2000 to file a press release as required by Rule 135c.

         A Current Report on Form 8-K was filed on January 23, 2001 respecting the appointment of Goldstein Golub Kessler LLP as its independent accountants.

ENERGY VENTURES INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Independent Auditor's Reports                                        F-2 - F-3


Consolidated Financial Statements:

   Balance Sheet                                                         F-4
   Statement of Operations                                               F-5
   Statement of Comprehensive Operations                                 F-6
   Statement of Stockholders' Equity                                 F-7 - F-8
   Statement of Cash Flows                                               F-9
   Notes to Consolidated Financial Statements                        F-10 - F-18

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Energy Ventures Inc.


We have audited the accompanying consolidated balance sheet of Energy Ventures Inc. and Subsidiaries (a development stage company) as of September 30, 2000, and the related consolidated statements of operations, comprehensive operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Ventures Inc. and Subsidiaries as of September 30, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has not generated significant revenue from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

December 18, 2000

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Energy Ventures Inc.


We have audited the accompanying consolidated statements of operations, comprehensive operations, stockholders' equity, and cash flows of Energy Ventures Inc. and Subsidiaries (a development stage company) for the year ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Energy Ventures Inc. and Subsidiaries for the year ended September 30, 1999 in conformity with generally accepted accounting principles.



/s/Shimmerman Penn Burns Becker, LLP
SHIMMERMAN PENN BURNS BECKER, LLP
Chartered Accountants
Toronto, Canada

February 21, 2000

================================================================================

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

September 30, 2000
--------------------------------------------------------------------------------

ASSETS


Current Assets:
  Cash                                                                             $  3,793
  Accounts receivable                                                                 5,059
  Refundable investment tax credits                                                 106,311
  Due from related parties                                                           10,975
  Prepaid expenses and other current assets                                         704,120
--------------------------------------------------------------------------------
      Total current assets                                                          830,258

Property and Equipment, net of accumulated depreciation of $105,096                 418,640

License and Technology Costs, net of accumulated amortization of $141,241           313,686

Deferred Tax Assets, net of 100% valuation allowance of $830,000                          -

--------------------------------------------------------------------------------
      Total Assets                                                              $ 1,562,584
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                         $   308,983
  Deferred revenue                                                                   50,000
  Due to related parties                                                            177,346
  Debentures payable                                                                497,678

--------------------------------------------------------------------------------
      Total current liabilities                                                   1,034,007

Loan Payable                                                                         47,376

--------------------------------------------------------------------------------
      Total liabilities                                                           1,081,383
--------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock - $.0001 par value;  authorized  5,000,000 shares, none issued
  Common stock - $.0001 par value; authorized 50,000,000 shares,
   issued and outstanding 13,571,979 shares                                           1,357
  Additional paid-in capital                                                      7,142,120
  Accumulated other comprehensive income                                              8,130
  Accumulated deficit                                                            (6,670,406)

--------------------------------------------------------------------------------
      Stockholders' equity                                                          481,201

--------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                $ 1,562,584
================================================================================


The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                     ENERGY VENTURES INC. AND SUBSIDIARIES
                         (a development stage company)

                      CONSOLIDATED STATEMENT OF OPERATIONS


-------------------------------------------------------------------------------------------------------------------
                                                                                                    Period from
                                                            Year ended           Year ended       November 19, 1996
                                                          September 30,        September 30,        (inception) to
                                                               2000                 1999          September 30, 2000*
-------------------------------------------------------------------------------------------------------------------

Revenue                                                      $ 226,221            $ 44,736         $  412,544
------------------------------------------------------------------------------------------------------------------

Expenses:
  Research and development costs                               583,244             235,012          1,006,822
  Professional fees                                            793,609              90,668          1,118,997
  General and administrative                                   577,054           3,159,210          3,992,100
  Interest and financing costs                                 698,716              19,622            718,338
  Depreciation and amortization                                100,868              83,416            246,693

------------------------------------------------------------------------------------------------------------------
Total expenses                                               2,753,491           3,587,928          7,082,950

------------------------------------------------------------------------------------------------------------------
Net loss                                                   $(2,527,270)        $(3,543,192)       $(6,670,406)
==================================================================================================================

Loss per common share - basic and diluted                  $      (.20)        $      (.31)                 -
==================================================================================================================

Weighted-average number of common
shares outstanding - basic and diluted                      12,887,494          11,373,469                  -
==================================================================================================================


*Not covered by auditor's report

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                     ENERGY VENTURES INC. AND SUBSIDIARIES
                         (a development stage company)


               CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS


                                                                                                    Period from
                                                            Year ended           Year ended       November 19, 1996
                                                          September 30,        September 30,       (inception) to
                                                              2000                 1999           September 30, 2000*
-------------------------------------------------------------------------------------------------------------------

Net loss                                                   $(2,527,270)        $(3,543,192)        $(6,670,406)

Other comprehensive income (loss):
  Foreign currency translation                                  19,503             (19,577)              8,130
------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                         $(2,507,767)        $(3,562,769)        $(6,662,276)
==================================================================================================================


*Not covered by auditor's report

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


----------------------------------------------------------------------------------------------------

                                                                                     Additional
                                                         Common Stock                Paid-in
                                                  Shares                Amount       Capital
----------------------------------------------------------------------------------------------------

Balance at October 1, 1996*                                 -                 -               -

Issuance of common stock to founders               10,088,400            $1,009       $ 145,792

Issuance of common stock in reverse acquisition       149,179                15             (15)

Proceeds on issuance of options                             -                 -         165,481

Net loss                                                    -                 -               -
----------------------------------------------------------------------------------------------------

Balance at September 30, 1997*                     10,237,579             1,024         311,258

Foreign currency translation                                -                 -               -

Net loss                                                    -                 -               -
----------------------------------------------------------------------------------------------------

Balance at September 30, 1998*                     10,237,579             1,024         311,258

Issuance of common stock for payment for
 laboratory equipment                                 200,000                20         449,980

Issuance of common stock in satisfaction of
 debt related to acquisition of license and
 technology                                           200,000                20         449,980

Issuance of common stock for cash to an
 unrelated third party investor                       522,000                52          99,948

Issuance of common stock for cash to an officer     1,478,000               148          99,852

Issuance of common stock to an officer                      -                 -       3,018,815

Foreign currency translation                                -                 -               -

Net loss                                                    -                 -               -
-----------------------------------------------------------------------------------------------------

Balance at September 30, 1999                      12,637,579             1,264       4,429,833



                                                                                Accumulated
                                                                                  Other
                                                    Accumulated                Comprehensive               Stockholders'
                                                       Deficit                   Income (Loss)                  Equity

Balance at October 1, 1996*                               -                          -                             -

Issuance of common stock to founders                      -                          -                        $ 146,801

Issuance of common stock in reverse acquisition           -                          -                             -

Proceeds on issuance of options                           -                          -                          165,481

Net loss                                             $ (284,111)                     -                         (284,111)

Balance at September 30, 1997*                         (284,111)                     -                           28,171

Foreign currency translation                              -                    $ 8,204                            8,204

Net loss                                               (315,833)                     -                         (315,833)

Balance at September 30, 1998*                         (599,944)                 8,204                         (279,458)

Issuance of common stock for payment for
laboratory equipment                                      -                          -                          450,000

Issuance of common stock in satisfaction of
debt related to acquisition of license and
technology                                                -                          -                          450,000

Issuance of common stock for cash to an
unrelated third party investor                            -                          -                          100,000

Issuance of common stock for cash to an officer           -                          -                          100,000

Issuance of common stock to an officer                    -                          -                        3,018,815

Foreign currency translation                              -                    (19,577)                         (19,577)

Net loss                                             (3,543,192)                     -                       (3,543,192)

Balance at September 30, 1999                        (4,143,136)               (11,373)                         276,588

                                                                                                      (continued)

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                     ENERGY VENTURES INC. AND SUBSIDIARIES
                         (a development stage company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


----------------------------------------------------------------------------------------------------

                                                                                     Additional
                                                         Common Stock                Paid-in
                                                  Shares                Amount       Capital
----------------------------------------------------------------------------------------------------

Issuance of common stock for cash                 70,000                 $ 7          $139,993

Issuance of common stock upon exercise
 of options for cash                             150,000                  15            74,985

Issuance of options                                    -                   -           275,950

Issuance of common stock for payment of advances
 owed to related party                           551,900                  55           275,895

Issuance of common stock for legal services      100,000                  10           219,377

Issuance of options to employees                       -                   -           129,375

Issuance of options for legal services                 -                   -           386,121

Issuance of warrants to debenture holders              -                   -           960,417

Issuance of warrants to consultants                    -                   -           175,010

Issuance of common stock to consultants           62,500                   6            75,164

Foreign currency translation                           -                   -                 -

Net loss                                               -                   -                 -
-----------------------------------------------------------------------------------------------------
Balance at September 30, 2000                 13,571,979              $1,357        $7,142,120
=====================================================================================================


                                                                                Accumulated
                                                                                  Other
                                                    Accumulated                Comprehensive               Stockholders'
                                                       Deficit                   Income (Loss)                  Equity

Issuance of common stock for cash                         -                           -                      $ 140,000

Issuance of common stock upon exercise                    -                           -                         75,000
of options for cash

Issuance of options                                       -                           -                        275,950

Issuance of common stock for payment of advances          -                           -                        275,950
owed to related party

Issuance of common stock for legal services               -                           -                        219,387

Issuance of options to employees                          -                           -                        129,375

Issuance of options for legal services                    -                           -                        386,121

Issuance of warrants to debenture holders                 -                           -                        960,417

Issuance of warrants to consultants                       -                           -                        175,010

Issuance of common stock to consultants                   -                           -                         75,170

Foreign currency translation                              -                    $ 19,503                         19,503

Net loss                                        $(2,527,270)                          -                     (2,527,270)

Balance at September 30, 2000                   $(6,670,406)                   $  8,130                      $ 481,201


*The period from October 1, 1996 to September 30, 1998 not covered by auditor's report.

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Period from
                                                                            Year ended          Year ended    November 19, 1996
                                                                          September 30,       September 30,     (inception) to
                                                                                  2000                1999    September 30, 2000*
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                 $(2,527,270)        $(3,543,192)       $(6,670,406)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                              100,868              84,138            246,693
    Noncash interest on advances settled with related party                     28,604                                 28,604
    Common stock issued to founders                                                                                   146,801
    Noncash compensatory charge on stock issued to an officer                                    3,018,815          3,018,815
    Common stock issued for services                                           294,557                                294,557
    Noncash compensatory charge on stock options issued in
     settlement of advances owed to related party                              275,950                                275,950
    Issuance of compensatory stock options                                     515,496                                515,496
    Issuance of compensatory stock warrants                                    579,211                                579,211
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                22,091             (22,956)            (5,059)
      Decrease (increase) in refundable investment tax credits                   7,175             (94,186)          (106,311)
      Increase in prepaid expenses and other current assets                   (133,528)             (9,894)          (147,904)
      (Decrease) increase in accounts payable and accrued expenses             (32,057)            208,487            308,983
      Increase in deferred revenue                                              50,000                                 50,000
-----------------------------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                  (818,903)           (358,788)        (1,464,570)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                          (65,996)             (7,376)           (74,092)
  Acquisition of license and technology                                                                                (4,927)
-----------------------------------------------------------------------------------------------------------------------------------
       Cash used in investing activities                                       (65,996)             (7,376)           (79,019)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from related parties' advances                                      109,135             182,969            413,717
  Proceeds from issuance of debentures                                         497,678                                497,678
  Proceeds from loan payable                                                    47,376                                 47,376
  Proceeds from issuance of common stock                                       140,000             200,000            505,481
  Proceeds from issuance of common stock upon exercise of options               75,000                                 75,000
-----------------------------------------------------------------------------------------------------------------------------------
       Cash provided by financing activities                                   869,189             382,969          1,539,252
-----------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                         19,503             (19,577)             8,130
-----------------------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                             3,793              (2,772)             3,793

Cash at beginning of period                                                                          2,772
-----------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                   $        3,793      $      - 0 -             $  3,793
===================================================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                               $      43,302       $      19,622           $ 62,924
===================================================================================================================================

Supplemental schedule of noncash investing and financing activities:

  Issuance of common stock for payment of laboratory equipment                               $     450,000           $450,000
===================================================================================================================================
  Issuance of common stock in satisfaction of debt related to acquisition
   of license and technology                                                                  $    450,000           $450,000
===================================================================================================================================
  Issuance of stock warrants to debenture holders in connection with
   extension of maturity dates                                            $    556,216                               $556,216
===================================================================================================================================

*Not covered by auditor's report

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  1.  ORGANIZATION AND
      BUSINESS:

                    On September 30, 1997, O.P.D. Acquisitions, Inc. ("OPD") acquired all of the outstanding common stock of Energy Ventures Inc. (Canada) ("EVI"). For accounting purposes, the acquisition has been treated as a recapitalization of OPD with EVI as the acquirer (the "Reverse Acquisition"). EVI merged into OPD and OPD changed its name to Energy Ventures Inc. (the "Company").

                    The Company was incorporated in 1996 and is developing cost effective materials and manufacturing processes for battery and fuel cell systems. The Company's goals are to significantly improve battery and fuel cell performance and mitigate environmental and safety hazards. For the period from November 19, 1996 (inception) to September 30, 2000, all operations of the Company were conducted in Canada. At September 30, 2000, a majority of the Company's assets are located in Canada.


  2.  SUMMARY OF SIGNIFICANT
      ACCOUNTING POLICIES:

                    The Company is in the development stage and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $2,527,270 and $3,543,192 for the years ended September 30, 2000 and 1999, and $6,670,406 since its inception in 1996. The Company has had limited revenue during those years. There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its product development and marketing efforts and/or other unforeseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company is seeking such funds through additional equity financing, debt financing, potential collaborative arrangements or from other sources. The Company intends to file a prospectus in the Canadian Provinces of Alberta, British Columbia, Manitoba, New Brunswick, Ontario and Saskatchewan for the sale of shares of common stock. Such funds may not be available on terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

                    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Energy Ventures Inc. (Canada) and Energy Ventures International Inc. All intracompany accounts and transactions have been eliminated. The accompanying financial statements are expressed in U.S. dollars.

                    For   comparability,   certain   1999   amounts   have  been
                    reclassified, where appropriate, to conform to the financial statement presentation used in 2000.

                    The Company maintains cash in bank deposit accounts which may represent a concentration of credit risk. The Company has not experienced any losses on these accounts.

                     ENERGY VENTURES INC. AND SUBSIDIARIES
                        (a developmental stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Property and equipment is stated at cost. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the assets.

                    The Company identifies and records impairment on long-lived assets when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. At September 30, 2000, no such impairment existed.

                    Costs incurred in connection with obtaining the borrowings described in Note 7 have been deferred and amortized, over the term of the related borrowing, by the straight-line method. All borrowings were originally due September 30, 2000; therefore, all costs incurred in obtaining the original borrowings had been fully amortized. All costs incurred in extending the loans have not yet been amortized. These costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

                    Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                    Revenue is recognized when services are performed. The Company recognized revenue in 2000 for fees received on a joint research development project with Pacific Lithium Limited, to manufacture and sell lithium ion cathode material for use in batteries.

                    Research and development costs are expensed as incurred.

                    The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries have been translated into U.S. dollars at current exchange rates, and related revenue and expenses have been translated at average monthly exchange rates. The aggregate effect of translation adjustments has been deferred and is reflected as a separate component of stockholders' equity until there is a sale or liquidation of the underlying foreign investment.

                    Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

                     ENERGY VENTURES INC. AND SUBSIDIARIES
                         (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                    Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.


   3.  Prepaid  expenses and
       OTHER CURRENT
       ASSETS:

                    At September 30, 2000, prepaid expenses and other current assets consist of the following:


                    Prepaid interest and financing costs                          $659,900
                    Other (none in excess of 5% of current assets)                  44,220

------------------------------------------------------------------------------------------------
                                                                                  $704,120
================================================================================================


4.  PROPERTY
    AND EQUIPMENT:

                    At September 30, 2000, property and equipment, at cost, consists of the following:


                                                                                 Estimated
                                                                                 Useful Life
-------------------------------------------------------------------------------------------------
                    Computers                                  $  10,576           5 years
                    Laboratory equipment                         511,344          10 years
                    Furniture and fixtures                         1,816           5 years
-------------------------------------------------------------------------------------------------

                                                                 523,736
                    Less accumulated depreciation                105,096
-------------------------------------------------------------------------------------------------
                                                                $418,640
=================================================================================================

                    Depreciation expense amounted to approximately $61,000, $44,000 and $105,000 for the years ended September 30, 2000 and 1999 and the period from inception through September 30, 2000, respectively.

                    Laboratory equipment includes amounts acquired under capital leases of approximately $450,000. Accumulated depreciation on that equipment was approximately $90,000.


5. LICENSE AND
   TECHNOLOGY:

                    License and technology costs are recorded at cost and amortized on the straight-line method over the term of the agreements. At September 30, 2000, licenses and technology costs, at cost, amounted to approximately $455,000. Accumulated amortization at September 30, 2000 amounted to approximately $141,000. Amortization expense amounted to approximately $40,000, $40,000 and $141,000 for the years ended September 30, 2000 and 1999 and the period from inception through September 30, 2000, respectively.

                     ENERGY VENTURES INC. AND SUBSIDIARIES
                         (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  6.  ACCOUNTS
      PAYABLE AND
      ACCRUED
      EXPENSES:

                    At September 30, 2000, accounts payable and accrued expenses consist of the following:



                    Accounts payable                                            $112,372
                    Accrued professional fees                                     87,602
                    Accrued interest and financing costs                          57,544
                    Other (none in excess of 5% of current liabilities)           51,465
-----------------------------------------------------------------------------------------------
                                                                                $308,983
===============================================================================================

   7.  DEBENTURES:

                    On March 29, 2000, the Company issued debentures totaling approximately $498,000 and bearing interest at the rate of 10% per annum. The debenture holders were also issued warrants to purchase 750,000 shares of common stock at $1.38 per share (valued at approximately $404,000), expiring March 30, 2003. Warrants to purchase 75,000 shares of common stock at $1.38 per share (valued at approximately $175,000) were also issued to the promoter of the transaction. The original due date of the debentures was September 30, 2000. Accordingly, the value of the warrants, which represented their fair market value at the time of issuance, has been charged to operations and included in interest and financing costs in the accompanying consolidated statement of operations.

                    On September 30, 2000, the debenture holders agreed to extend the due date of the debentures. Approximately $167,000 will be due on January 31, 2001 and $331,000 will be due on February 28, 2001. The Company agreed to pay the holders approximately $25,000 in cash and issued them warrants to purchase 400,000 shares of common stock at $1.13 per share (valued at approximately $556,000) to extend the dates. In addition, the Company issued 62,500 shares of common stock (valued at approximately $75,000) to the promoter of the transaction for their services. The value of the warrants and common shares, which represented their fair market value at the time of issuance, along with the cash agreed to be paid at the date of extension, will be charged to operations over the new term of the debentures.

                    The estimated fair value of the debentures approximates their carrying amount due to the short-term nature of the instruments.

8. COMMITMENTS
   AND
   CONTINGENCIES:

                    The Company entered into an agreement with an unrelated third party for the use of certain technology whereby 40% of the Company's net receipts from the licensing of the technology and 2% of products manufactured by the Company using this technology will be paid to this entity. Through September 30, 2000, no amounts have been incurred under this agreement. In addition, the Company has agreed to provide between approximately $70,000 and $330,000 per year to this entity for ongoing research and development.

                    In 1998, the Company entered into a 10-year licensing agreement for the use of certain technology. The Company paid $17,000 upon execution of this agreement and will pay 2.5% during the first 4 years of the agreement and 2% during the last 6 years of the agreement of all sales of product manufactured using the licensed technology. Beginning January 1, 2000, the Company must pay an annual minimum royalty of approximately $7,000 per annum and the maximum

                     ENERGY VENTURES INC. AND SUBSIDIARIES
                         (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    amount of royalties the Company can incur throughout the term of this agreement is $3,300.000. Through September 30, 2000, no additional amounts have been incurred under this agreement.

                    Additionally in 2000, the Company entered into an agreement with an unrelated third party under which funds are advanced to the Company to further the commercialization of zinc carbon and other battery products. These advances are repayable beginning on July 1, 2003 by remitting 1.7% of gross revenue on all the Company's products, limited to a maximum of approximately $495,000.

                    The Company leases its office facility under a noncancelable operating lease expiring in 2004. Rent expense amounted to approximately $25,000, $14,000 and $39,000 for the years ended September 30, 2000 and 1999 and for the period from inception through September 30, 2000, respectively.
                    Approximate minimum future payments under the lease are payable as follows:

                    Year ending September 30,
                             2001                                      $25,000
                             2002                                       25,000
                             2003                                       25,000
                             2004                                        6,000
--------------------------------------------------------------------------------
                                                                       $81,000
================================================================================

9.  STOCKHOLDERS'
    EQUITY:

                    The Company issued 10,088,400 shares of common stock to its founders at a nominal cost. In connection with the Company's Reverse Acquisition in September 1997, the Company issued 149,179 shares of common stock to the shareholders of OPD in a transaction accounted for as a reverse acquisition.

                    Pursuant to an agreement between the Company and an unrelated third party, the Company received $165,481 for the issuance of an option for the holder to purchase 19.99% of the common shares of the Company. The option expired without exercise.

                    On October 22, 1998, the Company issued 200,000 shares of common stock as payment for a 10-year lease of fuel cell laboratory equipment. The shares were valued at $450,000 ($2.25 per common share).

                    On January 5, 1999, the Company issued 200,000 shares of common stock as partial payment for a technology license. The shares were valued at $450,000 ($2.25 per common share).

                    On May 8, 1999, the Company issued to an officer and an unrelated third party investor 1,478,000 and 522,000 shares of common stock, respectively, valued at $200,000. The Company charged operations for approximately $3,019,000, representing the differential between the fair value and issuance price of the shares of common stock issued to the officer.

                     ENERGY VENTURES INC. AND SUBSIDIARIES
                         (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    On October 15, 1999, the Company issued options to purchase 551,900 shares of common stock at an exercise price of $.50 per common share and took a charge to operations approximating $276,000.

                    From December 30, 1999 to March 6, 2000, the Company issued 70,000 shares of common stock to a former officer for cash of approximately $140,000 ($2.00 per common share).

                    From December 30, 1999 to April 19, 2000, the Company issued 150,000 shares of common stock upon the exercising of options at $.50 per common share.

                    On April 11, 2000, the Company issued 100,000 shares of common stock to consultants for legal services provided. At September 30, 2000, the Company had charged operations for approximately $220,000 representing the value of the services provided. The Company valued the shares at $2.25 per share. In addition, the Company issued options to purchase 200,000 shares of common stock at an exercise price of $2.00 per share to the same consultants for the legal services described above. The Company charged operations for approximately $386,000, representing the fair value of these options as of the date services were provided.

                    On April 11, 2000, the Company issued warrants to purchase 750,000 shares of common stock at an exercise price of $1.38 to the holders of the debentures. Additionally, the Company issued warrants to purchase 75,000 shares of common stock at an exercise price of $2.00 to consultants for services provided in connection with the debentures. On September 30, 2000, in connection with the extension of time for repayment of the debentures, the Company issued warrants to purchase an additional 400,000 shares of common stock to the holders of the debentures. The Company valued these warrants at approximately $960,000.

                    On April 12, 2000, the Company issued options to purchase 567,500 shares of common stock at an exercise price of $2.00 to employees. The Company charged operations for approximately $129,000, representing the differential between the fair value and exercise price of these options.

                    On August 22, 2000, the Company issued 551,900 shares of common stock at $.50 per common share upon the exercising of these options through the settlement of advances owed to a related party.

                    On October 5, 2000, the Company issued 62,500 shares of common stock to consultants for services provided in connection with the debentures. The Company valued these shares at $75,000 ($1.20 per share).

 10.   STOCK OPTIONS
       AND STOCK
       WARRANTS:

                    The Company has a stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers.

                     ENERGY VENTURES INC. AND SUBSIDIARIES
                         (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    A summary of the status of the Company's options and changes during the years is presented below:


---------------------------------------------------------------------------------------------------------------------
                              Year ended September 30,                      2000                       1999
---------------------------------------------------------------------------------------------------------------------

                                                                                 Weighted-                  Weighted-
                                                                                  average                    average
                                                                    Number       Exercise       Number      Exercise
                                                                   of Shares       Price       of Shares      Price
---------------------------------------------------------------------------------------------------------------------

                              Outstanding at beginning
                               of year                               922,600       $1.04         602,600       $0.68
                              Granted                              1,974,400       $1.31         320,000       $1.55
                              Exercised                             (701,900)      $0.50         -                -
                              Canceled                              (200,000)      $0.50         -                -
----------------------------------------------------------------------------------------------------------------------
                                      Outstanding at end
                                       of year                     1,995,100       $1.51         922,600       $1.04
======================================================================================================================

                              Options exercisable at
                               year-end                              555,975       $1.32         -                -
======================================================================================================================

                              Weighted-average fair value
                               of options granted during
                               the period                                          $1.17                       $0.58
======================================================================================================================

                    The following table summarizes information about fixed stock options outstanding at September 30, 2000:

                                                               Options Outstanding               Options Exercisable
                                                   --------------------------------------      -----------------------
                                                                    Weighted-
                                                                     average     Weighted-                   Weighted-
                                                                    Remaining     average                     average
                                 Range of            Number        Contractual   Exercise        Number      Exercise
                              Exercise Prices      Outstanding        Life         Price       Exercisable     Price
----------------------------------------------------------------------------------------------------------------------

                              $0.50                   205,100          .25         $0.50         205,100         $0.50
                              $1.19                   655,000         4.92         $1.19         -               $1.19
                              $1.50                   300,000         2.83         $1.50         200,000         $1.50
                              $2.00                   767,500         3.60         $2.00         100,000         $2.00
                              $2.25                    67,500         1.25         $2.25          50,875         $2.25
----------------------------------------------------------------------------------------------------------------------
                              $0.50 - $2.25         1,995,100                      $1.51         555,975         $1.32
======================================================================================================================


The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost

                     ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended September 30, 2000 and 1999 would have been as follows:



                       Year ended September 30,                               2000                 1999
------------------------------------------------------------------------------------------------------------------

                              Net loss:
                                As reported                            $(2,527,270)         $(3,543,192)

==================================================================================================================
                                Pro forma                              $(3,269,968)         $(3,604,859)
==================================================================================================================

                              Loss per common share - basic and diluted:
                                As reported                            $      (.19)         $      (.31)

==================================================================================================================
                                Pro forma                              $      (.25)         $      (.32)
==================================================================================================================


The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period ended September 30, 2000. The assumptions were risk-free interest rate of 5.73% - 6.28%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 169% and an expected life of the option of 1.27 to 5.01 years.

 11.  INCOME TAXES:

                    As of September 30, 2000, the Company had deferred tax assets resulting primarily from net operating loss carryforwards of approximately $1,900,000 which are available to offset future Canadian taxable income, if any, through 2007. As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

                    The Company has incurred research and development expenditures for which it has estimated the amount of Canadian income tax refunds available from the Canadian taxing authorities. At September 30, 2000, this amount was approximately $106,000.

                    As of September 30, 2000, the components of the net deferred tax assets are as follows:

                    Deferred tax assets:
                     Net operating loss carryforwards                $ 830,000
                     Valuation allowance                              (830,000)
--------------------------------------------------------------------------------
                       Net deferred tax assets                       $   - 0 -
================================================================================

                     ENERGY VENTURES INC. AND SUBSIDIARIES
                         (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    The reconciliation of the effective income tax rate to the Canadian statutory rate for the years ended September 30, 2000 and 1999 is as follows:


                             Year ended September 30,                              2000          1999
-------------------------------------------------------------------------------------------------------

                              Canadian statutory tax rate                         (44.2)%       (44.6)%
                              Valuation allowance on net operating loss
                               carryforwards                                       44.2          44.6

-------------------------------------------------------------------------------------------------------
                                      Effective income tax rate                    - 0 - %       - 0 -%
=======================================================================================================


12. RELATED PARTY
    TRANSACTIONS

                    The Company was charged approximately $146,000, $143,000 and $570,000 for the years ended September 30, 2000 and 1999 and for the period from inception through September 30, 2000, respectively, by a company controlled by the Company's President and Chief Executive Officer for management services provided by this individual. Approximately $177,000 is due to this entity at September 30, 2000.

                    The Company incurred interest expense on amounts advanced to the Company from a company controlled by its President and Chief Executive Officer, and by the President and Chief Executive Officer. Included in interest and financing costs in the accompanying financial statements are approximately $18,000, $20,000 and $38,000 for the years ended September 30, 2000 and 1999 and for the period from inception through September 30, 2000, respectively, as a result of these advances.


 13. SUBSEQUENT
     EVENTS:

                    Subsequent to year-end, the Company entered into a nonbinding letter of intent with the Alberta Research Council Inc. ("ARC") to enter into a joint venture relationship regarding the development and commercialization of the Company's Direct Methanol Fuel Cell. ARC's Technology Investment Advisory Committee has agreed to invest approximately $2,000,000 over a three-year period and will receive common shares of the Company and warrants to purchase common shares of the Company.

                    On November 17, 2000, the Company extended the expiration date of options to purchase 155,100 shares of common stock exercisable at $0.50 from January 2, 2001 to the earlier of until March 31, 2001 and a proposed common stock offering.

                    On November 22, 2000, the Company entered into an agreement with consultants to provide services to the Company. The Company issued the consultants 40,000 shares of common stock for those services.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     ENERGY VENTURES  INC.

                                                         /s/D. Wayne Hartford
                                                     By: D. Wayne Hartford
                                                         President and CEO

Dated: 2nd day of February, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated.


Signature                           Title                              Date


/s/D. Wayne Hartford
D. Wayne Hartford                   President, Chief         February  2, 2001
                                    Executive Officer
                                    and Director

/s/Peter F. Searle
Peter F. Searle                     Chief Financial Officer,
                                    Vice President of Finance
                                    and Director              February  2, 2001


/s/David J. Trudel                  Vice President of
David J. Trudel                     Market Development
                                    and Director              February  2, 2001



/s/Bruce Clark                      Director                  February  2, 2001
Bruce Clark