Form 10KSB/A
period 2000-09-30
ENERGY VENTURES INC /
filed 2001-03-05
CIK 1048407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 1

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

         The Company is seeking to raise new capital to support its growth and technology, research and development costs and to fund expanded capital facilities. At September 30, 2000, the Company owed approximately $498,000 for debentures issued, due to be paid in January and February 2001. The Company repaid approximately $50,000 of such debentures in early February and must under their current terms repay approximately $448,000 of the debentures on February 28, 2001. However, the Company is currently negotiating with the agent of the debenture holders and expects that such debentures will be extended and become due on the closing date of the Company's current share offering in Canada.

         In late 2000, the Company filed a preliminary prospectus in Canada for the sale of shares of common stock to investors who are residents of six specified Canadian Provinces. Northern Securities Inc., the Company's investment banker, is currently actively marketing such offering and based upon expressions of interest to date, have indicated to the Company that they expect to successfully raise new capital of a minimum of $2,000,000 on or before March 31, 2001. The Company believes that it will successfully raise $3,300,000 rather than the stated $2,000,000 based upon investor discussions to date and due diligence activities of such potential investors. There can be no assurance, however, that this offering or any other financing will be successful, and if it is not successful, additional debt financing will be required and the Company's research and development activities will have to be reduced or will not accelerate to the extent otherwise intended. The Company continues to be funded by the President and Chief Executive Officer of the Company. The Company understands that the President and Chief Executive Officer intends to continue to advance funds to support the Company's operations until the share offering in Canada is successfully completed.

         The Company has a long standing Alliance Agreement with National Research Council of Canada and is currently in advanced discussions with The Alberta Research Council Inc. ("ARC") of Alberta, Canada concerning a joint research and development program. ARC and the Company have agreed in principle on a joint development program to create prototype fuel cells based upon the Company's Direct Methanol Fuel Cell technology. A comprehensive joint development agreement is currently being negotiated with ARC under the expected terms of which ARC will contribute $2,000,000 in technical and other resources over a three year period in exchange for common shares of the Company and warrants to purchase common shares of the Company in quantities yet to be finalized. National Research Council of Canada has verbally indicated its intention to support such initiative by allocating technical staff to the project and providing other significant support. Such arrangements will collectively, the Company anticipates, enhance the likelihood of the public offering of shares being successful.

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

                     ENERGY VENTURES INC. AND SUBSIDIARIES
                         (a development stage company)

                       CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                     ENERGY VENTURES INC. AND SUBSIDIARIES
                         (a development stage company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------






Independent Auditor's Reports                                    F-2 - F-3


Consolidated Financial Statements:

   Balance Sheet                                                    F-4
   Statement of Operations                                          F-5
   Statement of Comprehensive Operations                            F-6
   Statement of Stockholders' Equity                             F-7 - F-8
   Statement of Cash Flows                                          F-9
   Notes to Consolidated Financial Statements                   F-10 - F-19

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Energy Ventures Inc.

We have audited the accompanying consolidated balance sheet of Energy Ventures Inc. and Subsidiaries (a development stage company) as of September 30, 2000, and the related consolidated statements of operations, comprehensive operations, stockholders' equity, and cash flows for the year then ended and the amounts included in the cumulative column in the consolidated statements of operations, comprehensive operations, and cash flows for the period from October 1, 1999 to September 30, 2000. The amounts in the cumulative column in the consolidated statements of operations, comprehensive operations, and cash flows for the period from November 19, 1996 (inception) to September 30, 1999 were audited by other auditors whose report, dated February 21, 2000, expressed an unqualified opinion on those statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Ventures Inc. and Subsidiaries as of September 30, 2000, the results of their operations and their cash flows for the year then ended and the amounts included in the cumulative column in the consolidated statements of operations, comprehensive operations, and cash flows for the period from October 1, 1999 to September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has not generated significant revenue from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Goldstein Golub Kessler, LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

December 18, 2000

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Energy Ventures Inc.


We have audited the accompanying consolidated statements of operations, comprehensive operations, stockholders' equity, and cash flows of Energy Ventures Inc. and Subsidiaries (a development stage company) for the year ended September 30, 1999 and for the period from November 19, 1996 (inception) to September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Energy Ventures Inc. and Subsidiaries for the year ended September 30, 1999 and for the period from November 19, 1996 (inception) to September 30, 1999 in conformity with generally accepted accounting principles.



/s/Shimmerman Penn Burns Becker, LLP

Shimmerman Penn Burns Becker, LLP

Chartered Accountants

Toronto, Canada

February 21, 2000

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEET
                      -------------------------------------

September 30, 2000
------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                                                                 $        3,793
  Accounts receivable                                                                           5,059
  Refundable investment tax credits                                                           106,311
  Due from related parties                                                                     10,975
  Prepaid expenses and other current assets                                                   704,120
------------------------------------------------------------------------------------------------------
      Total current assets                                                                    830,258

Property and Equipment, net of accumulated depreciation of $105,096                           418,640

License and Technology Costs, net of accumulated amortization of $141,241                     313,686

Deferred Tax Assets, net of 100% valuation allowance of $830,000                               -
------------------------------------------------------------------------------------------------------
      Total Assets                                                                        $ 1,562,584
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                                  $    308,983
  Deferred revenue                                                                             50,000
  Due to related parties                                                                      177,346
  Debentures payable                                                                          497,678
------------------------------------------------------------------------------------------------------
      Total current liabilities                                                             1,034,007

Loan Payable                                                                                   47,376
------------------------------------------------------------------------------------------------------
      Total liabilities                                                                     1,081,383
------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock - $.0001 par value;  authorized  5,000,000 shares, none issued
  Common stock - $.0001 par value; authorized 50,000,000 shares,

   issued and outstanding 13,571,979 shares                                                     1,357
  Additional paid-in capital                                                                7,142,120
  Accumulated other comprehensive income                                                        8,130
  Deficit accumulated during the development stage                                         (6,670,406)
------------------------------------------------------------------------------------------------------
      Stockholders' equity                                                                    481,201
------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                          $ 1,562,584
======================================================================================================

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      -------------------------------------

                                                                                                           Period from
                                                            Year ended           Year ended          November 19, 1996
                                                          September 30,        September 30,            (inception) to
                                                                  2000                 1999         September 30, 2000
-----------------------------------------------------------------------------------------------------------------------
Revenue                                                  $     226,221       $      44,736                $    412,544
-----------------------------------------------------------------------------------------------------------------------

Expenses:
  Research and development costs                               583,244             235,012                   1,006,822
  Professional fees                                            793,609              90,668                   1,118,997
  General and administrative                                   577,054           3,159,210                   3,992,100
  Interest and financing costs                                 698,716              19,622                     718,338
  Depreciation and amortization                                100,868              83,416                     246,693
-----------------------------------------------------------------------------------------------------------------------
Total expenses                                               2,753,491           3,587,928                   7,082,950
-----------------------------------------------------------------------------------------------------------------------
Net loss                                                 $  (2,527,270)      $  (3,543,192)                $(6,670,406)
=======================================================================================================================

Loss per common share - basic and diluted                $    (.20)          $     (.31)                     -
=======================================================================================================================

Weighted-average number of common
shares outstanding - basic and diluted                      12,887,494          11,373,469                   -
=======================================================================================================================

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

               CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
               --------------------------------------------------


                                                                                                           Period from
                                                            Year ended           Year ended          November 19, 1996
                                                          September 30,        September 30,            (inception) to
                                                                  2000                 1999          September 30, 2000
-----------------------------------------------------------------------------------------------------------------------
Net loss                                                   $(2,527,270)        $(3,543,192)                $(6,670,406)

Other comprehensive income (loss):
  Foreign currency translation                                  19,503             (19,577)                      8,130
-----------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                         $(2,507,767)        $(3,562,769)                $(6,662,276)
=======================================================================================================================

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

                                                                                        Deficit
                                                                                        Accumulated    Accumulated
                                                                            Additional  During the     Other
                                                      Common Stock          Paid-in     Development    Comprehensive   Stockholders'
                                                  Shares        Amount      Capital     Stage          Income (Loss)   Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 1996                         -              -          -            -              -             -

Issuance of common stock to founders                 149,179   $     15   $       (15)    -              -             -

Issuance of common stock in reverse acquisition   10,088,400      1,009       145,792     -              -          $    146,801

Proceeds on issuance of options                    -              -           165,481     -              -               165,481

Net loss                                           -              -          -          $  (284,111)     -              (284,111)
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                     10,237,579      1,024       311,258      (284,111)     -                28,171

Foreign currency translation                       -              -          -            -            $   8,204           8,204

Net loss                                           -              -          -             (315,833)     -              (315,833)
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                     10,237,579      1,024       311,258      (599,944)       8,204        (279,458)

Issuance of common stock for payment for
 laboratory equipment                                200,000         20       449,980     -              -               450,000

Issuance of common stock in satisfaction of
 debt related to acquisition of license and
 technology                                          200,000         20       449,980     -              -               450,000

Issuance of common stock for cash to an
 unrelated third party investor                      522,000         52        99,948     -              -               100,000

Issuance of common stock for cash to an officer    1,478,000        148        99,852     -              -               100,000

Issuance of common stock to an officer             -                        3,018,815     -              -             3,018,815

Foreign currency translation                       -              -          -            -              (19,577)        (19,577)

Net loss                                           -              -          -           (3,543,192)     -            (3,543,192)
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                     12,637,579      1,264     4,429,833    (4,143,136)     (11,373)        276,588

                                                                                                                      (continued)

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (continued(
                 ----------------------------------------------

                                                                                        Deficit
                                                                                        Accumulated    Accumulated
                                                                            Additional  During the     Other
                                                      Common Stock          Paid-in     Development    Comprehensive   Stockholders'
                                                  Shares        Amount      Capital     Stage          Income (Loss)   Equity
---------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash                     70,000   $      7   $   139,993     -              -          $    140,000

Issuance of common stock upon exercise
 of options for cash                                 150,000         15        74,985     -              -                75,000

Noncash compensatory charge on options issued
 to an officer                                     -              -           275,950     -              -               275,950

Issuance of common stock for payment of advances
 owed to an officer                                  551,900         55       275,895     -              -               275,950

Issuance of common stock for legal services          100,000         10       219,377     -              -               219,387

Issuance of options to employees                   -              -           129,375     -              -               129,375

Issuance of options for legal services             -              -           386,121     -              -               386,121

Issuance of warrants to debenture holders          -              -           960,417     -              -               960,417

Issuance of warrants to consultants                -              -           175,010     -              -               175,010

Issuance of common stock to consultants               62,500          6        75,164     -              -                75,170

Foreign currency translation                       -              -          -            -            $  19,503          19,503

Net loss                                           -              -          -          $(2,527,270)     -            (2,527,270)
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                     13,571,979   $  1,357   $ 7,142,120   $(6,670,406)   $   8,130    $    481,201
=================================================================================================================================

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      -------------------------------------

                                                                                                                        Period from
                                                                            Year ended          Year ended        November 19, 1996
                                                                          September 30,       September 30,          (inception) to
                                                                                  2000                1999       September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net loss                                                                $ (2,527,270)       $ (3,543,192)            $ (6,670,406)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                              100,868              84,138                  246,693
    Noncash interest on advances settled with related party                     28,604                                       28,604
    Common stock issued to founders                                                                                         146,801
    Noncash compensatory charge on stock issued to an officer                                    3,018,815                3,018,815
    Common stock issued for services                                           294,557                                      294,557
    Noncash compensatory charge on stock options issued to an officer          275,950                                      275,950
    Issuance of compensatory stock options                                     515,496                                      515,496
    Issuance of compensatory stock warrants                                    579,211                                      579,211
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                22,091             (22,956)                  (5,059)
      Decrease (increase) in refundable investment tax credits                   7,175             (94,186)                (106,311)
      Increase in prepaid expenses and other current assets                   (133,528)             (9,894)                (147,904)
      (Decrease) increase in accounts payable and accrued expenses             (32,057)            208,487                  308,983
      Increase in deferred revenue                                              50,000                                       50,000
------------------------------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                  (818,903)           (358,788)              (1,464,570)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

  Purchases of property and equipment                                          (65,996)             (7,376)                 (74,092)
  Acquisition of license and technology                                                                                      (4,927)
------------------------------------------------------------------------------------------------------------------------------------
       Cash used in investing activities                                       (65,996)             (7,376)                 (79,019)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

  Proceeds from related parties' advances                                      109,135             182,969                  413,717
  Proceeds from issuance of debentures                                         497,678                                      497,678
  Proceeds from loan payable                                                    47,376                                       47,376
  Proceeds from issuance of common stock                                       140,000             200,000                  505,481
  Proceeds from issuance of common stock upon exercise of options               75,000                                       75,000
------------------------------------------------------------------------------------------------------------------------------------
       Cash provided by financing activities                                   869,189             382,969                1,539,252
------------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                         19,503             (19,577)                   8,130
------------------------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                             3,793              (2,772)                   3,793

Cash at beginning of period                                                                          2,772
------------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                     $      3,793        $    - 0 -               $      3,793
====================================================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                $     43,302        $     19,622             $     62,924
====================================================================================================================================

Supplemental schedule of noncash investing and financing activities:

  Issuance of common stock for payment of laboratory equipment                                $    450,000             $    450,000
====================================================================================================================================
  Issuance of common stock in satisfaction of debt related to acquisition
   of license and technology                                                                  $    450,000             $    450,000
====================================================================================================================================
  Issuance of common stock for payment of advances owed to an officer     $    275,950                                 $    275,950
====================================================================================================================================
  Issuance of stock warrants to debenture holders in connection with
   extension of maturity dates                                            $    556,216                                 $    556,216
====================================================================================================================================

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


  1.  ORGANIZATION AND        On September 30, 1997, O.P.D.  Acquisitions,  Inc.
      BUSINESS:               ("OPD")  acquired  all of the  outstanding  common
                              stock of Energy  Ventures Inc.  (Canada)  ("EVI").
                              For accounting purposes, the acquisition has been treated as a recapitalization of OPD with EVI as the acquirer (the "Reverse Acquisition"). EVI merged into OPD and OPD changed its name to Energy
                              Ventures Inc. (the "Company").

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

  2. SUMMARY OF SIGNIFICANT The Company is in the development stage and its ACCOUNTING POLICIES: operations are subject to all of the risks inherent in an emerging business  enterprise.  The
                              accompanying   financial   statements   have  been
                              prepared  assuming the Company will  continue as a
                              going   concern.   As  shown   in  the   financial
                              statements,  the  Company has  incurred  losses of
                              $2,527,270  and  $3,543,192  for the  years  ended
                              September 30, 2000 and 1999, and $6,670,406  since
                              its inception in 1996. The Company has had limited
                              revenue during those years.  There is no assurance
                              that the Company  will not  encounter  substantial
                              delays  and  expenses  related  to  financing  the
                              successful  completion of its product  development
                              and  marketing  efforts  and/or  other  unforeseen
                              difficulties.  The  Company  will be  required  to
                              expand   its   management    and    administrative
                              capabilities in order to manage the aforementioned
                              items   as  well   as   respond   to   competitive
                              conditions, and will require additional funds. The
                              Company is seeking such funds  through  additional
                              equity   financing,   debt  financing,   potential
                              collaborative  arrangements or from other sources.
                              The Company  intends to file a  prospectus  in the
                              Canadian  Provinces of Alberta,  British Columbia,
                              Manitoba, New Brunswick,  Ontario and Saskatchewan
                              for the sale of shares of common stock. Such funds
                              may not be  available on terms  acceptable  to the
                              Company.  These factors  indicate that the Company
                              may not be able to  continue  as a going  concern.
                              The   financial    statements   do   not   include
                              adjustments that might result from the outcome of this uncertainty.

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

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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

                              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                              Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

   3.  PREPAID EXPENSES AND   At September 30, 2000,  prepaid expenses and other
       OTHER CURRENT ASSETS:  current assets consist of the following:

                              Prepaid interest and financing costs               $659,900
                              Other (none in excess of 5% of current assets)       44,220
                              -----------------------------------------------------------
                                                                                 $704,120
                              ===========================================================

   4.  PROPERTY AND           At September 30, 2000, property and equipment,  at
       EQUIPMENT:             cost, consists of the following:

                                                                     Estimated
                                                                     Useful Life
                              --------------------------------------------------
                              Computers                     $ 10,576     5 years
                              Laboratory equipment           511,344    10 years
                              Furniture and fixtures           1,816     5 years
                              --------------------------------------------------
                                                             523,736
                              Less accumulated depreciation  105,096
                              --------------------------------------------------
                                                            $418,640
                              ==================================================

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

   5.  LICENSE  AND           License and technology  costs are recorded at cost
       TECHNOLOGY:            and amortized on the straight-line method over the
                              term of the  agreements.  At  September  30, 2000,
                              licenses and technology  costs, at cost,  amounted
                              to     approximately     $455,000.     Accumulated
                              amortization  at  September  30, 2000  amounted to
                              approximately   $141,000.   Amortization   expense
                              amounted to approximately $40,000, $40,000 and $141,000 for the years ended September 30, 2000 and 1999 and the period from inception through September 30, 2000, respectively.

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


  6.  ACCOUNTS PAYABLE AND    At  September  30,  2000,   accounts  payable  and
      ACCRUED EXPENSES:       accrued expenses consist of the following:

                              Accounts payable                                      $112,372
                              Accrued professional fees                               87,602
                              Accrued interest and financing costs                    57,544
                              Other (none in excess of 5% of current liabilities)     51,465
---------------------------------------------------------------------------------------------
                                                                                    $308,983
=============================================================================================

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

   8.  COMMITMENTS AND        The  Company  entered  into an  agreement  with an
       CONTINGENCIES:         unrelated  third  party  for  the  use of  certain
                              technology   whereby  40%  of  the  Company's  net
                              receipts from the licensing of the  technology and
                              2% of products  manufactured  by the Company using
                              this  technology  will be  paid  to  this  entity.
                              Through  September  30, 2000, no amounts have been
                              incurred under this  agreement.  In addition,  the
                              Company    has   agreed   to    provide    between
                              approximately $70,000 and $330,000 per year to this entity for ongoing research and development.

                              In  1998,  the  Company  entered  into  a  10-year
                              licensing agreement for the use of certain technology. The Company paid $17,000 upon execution of this agreement and will pay 2.5% during the first 4 years of the agreement and 2%
                              during the last 6 years of the agreement of all sales of product manufactured using the licensed technology. Beginning January 1, 2000, the Company must pay an annual minimum royalty of approximately $7,000 per annum and the maximum amount of royalties the Company can incur
                              throughout   the   term  of  this   agreement   is
                              $3,300,000.   Through   September   30,  2000,  no
                              additional amounts have been incurred under this agreement.

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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

                              The Company leases its office facility under a noncancelable operating lease expiring in 2004. Rent expense amounted to approximately $25,000, $14,000 and $39,000 for the years ended September 30, 2000 and 1999 and for the period from inception through September 30, 2000, respectively. Approximate minimum future payments under the lease are payable as follows:

                              Year ending September 30,
                                           2001               $25,000
                                           2002                25,000
                                           2003                25,000
                                           2004                 6,000
                              ----------------------------------------
                                                              $81,000
                              ========================================


  9.  STOCKHOLDERS' EQUITY:   The  Company  issued  10,088,400  shares of common
                              stock in connection with the Reverse Acquisition described in Note 1.

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

                              On May 8, 1999, the Company issued to an officer and an unrelated third party investor 1,478,000 and 522,000 shares of common stock, respectively, valued at $200,000 ($0.10 per common share). The Company charged operations for approximately $3,019,000, representing the differential between the fair value and issuance price of the shares of common stock issued to the officer.

                              On October 15, 1999, the Company issued options to purchase 551,900 shares of common stock at an exercise price of $.50 per common share and took a charge to operations approximating $276,000.

                              On October 15, 1999, the Company issued 50,000 shares of common stock to a former officer for cash of approximately $100,000 ($2.00 per common share).

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                              On December 30, 1999, the Company issued 14,000 shares of common stock upon the exercising of options for cash of approximately $7,000 ($0.50 per common share).

                              On March 6, 2000, the Company issued 36,000 shares of common stock upon the exercising of options for cash of approximately $18,000 ($0.50 per common share).

                              On March 6, 2000, the Company issued 20,000 shares of common stock to a former officer for cash of approximately $40,000 ($2.00 per common share).

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

                              On April 11, 2000, the Company issued warrants to purchase 750,000 shares of common stock at an exercise price of $1.38 per share (valued at approximately $404,000) to the holders of the debentures. Additionally, the Company issued warrants to purchase 75,000 shares of common stock at an exercise price of $2.00 per share (valued at approximately $175,000) to consultants for services provided in connection with the debentures. On September 30, 2000, in connection with the extension of time for repayment of the debentures, the Company issued warrants to purchase an additional 400,000 shares of common stock at an exercise price of $1.13 per share (valued at approximately $556,000) to the holders of the debentures.

                              On April 12, 2000, the Company issued options to purchase 567,500 shares of common stock at an exercise price of $2.00 to employees. The Company charged operations for approximately $129,000, representing the differential between the fair value and exercise price of these options.

                              On April 19, 2000, the Company issued 100,000 shares of common stock upon the exercising of options for cash of approximately $50,000 ($0.50 per common share).

                              On August 22, 2000, the Company issued 551,900 shares of common stock at $.50 per common share (valued at approximately $276,000) upon the exercising of these options through the settlement of advances owed to an officer.

                              On October 5, 2000, the Company issued 62,500 shares of common stock to consultants for services provided in connection with the debentures. The Company valued these shares at $75,000 ($1.20 per share).

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


 10.   STOCK OPTIONS AND      The  Company  has a stock  option plan under which
       STOCK WARRANTS:        options to purchase  shares of common stock may be
                              granted to certain officers, directors and service providers.

                              A summary of the status of the Company's options and changes during the years is presented below:


Year ended September 30,                      2000                       1999
-----------------------------------------------------------------------------------------
                                                   Weighted-                  Weighted-
                                                    average                    average
                                      Number       Exercise       Number      Exercise
                                     of Shares       Price       of Shares      Price
-----------------------------------------------------------------------------------------
Outstanding at beginning
 of year                               922,600       $1.04         602,600         $0.68
Granted                              1,974,400       $1.31         320,000         $1.55
Exercised                             (701,900)      $0.50         -                -
Canceled                              (200,000)      $0.50         -                -
-----------------------------------------------------------------------------------------
        Outstanding at end
         of year                     1,995,100       $1.51         922,600         $1.04
=========================================================================================
Options exercisable at
 year-end                              555,975       $1.32         -                -
=========================================================================================
Weighted-average fair value
 of options granted during
 the period                                          $1.17                         $0.58
=========================================================================================


                              The following table summarizes information about fixed stock options outstanding at September 30, 2000:

                                  Options Outstanding               Options Exercisable
                      --------------------------------------      -----------------------
                                       Weighted-
                                        average     Weighted-                   Weighted-
                                       Remaining     average                     average
    Range of            Number        Contractual   Exercise        Number      Exercise
 Exercise Prices      Outstanding        Life         Price       Exercisable     Price
------------------------------------------------------------------------------------------
 $0.50                   205,100          .25         $0.50         205,100         $0.50
 $1.19                   655,000         4.92         $1.19         -               $1.19
 $1.50                   300,000         2.83         $1.50         200,000         $1.50
 $2.00                   767,500         3.60         $2.00         100,000         $2.00
 $2.25                    67,500         1.25         $2.25          50,875         $2.25
------------------------------------------------------------------------------------------
 $0.50 - $2.25         1,995,100                      $1.51         555,975         $1.32
==========================================================================================

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                              The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended September 30, 2000 and 1999 would have been as follows:

Year ended September 30,                                2000              1999
-------------------------------------------------------------------------------
Net loss:
  As reported                                    $(2,527,270)      $(3,543,192)
===============================================================================
  Pro forma                                      $(3,269,968)      $(3,604,859)
===============================================================================

Loss per common share - basic and diluted:
  As reported                                    $   (.19)         $   (.31)
===============================================================================
  Pro forma                                      $   (.25)         $   (.32)
===============================================================================

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

                              As of September 30, 2000, the components of the net deferred tax assets are as follows:

                              Deferred tax assets:
                                Net operating loss carryforwards    $ 830,000
                                Valuation allowance                  (830,000)
                              ------------------------------------------------
                                      Net deferred tax assets       $ - 0 -
                              ================================================

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                              The reconciliation of the effective income tax rate to the Canadian statutory rate for the years ended September 30, 2000 and 1999 is as follows:

Year ended September 30,                       2000          1999
------------------------------------------------------------------
Canadian statutory tax rate                   (44.2)%       (44.6)%
Valuation allowance on net operating loss
 carryforwards                                 44.2          44.6
------------------------------------------------------------------
        Effective income tax rate             - 0 - %       - 0 - %
==================================================================

 12.   RELATED PARTY          The Company was  charged  approximately  $146,000,
       TRANSACTIONS:          $143,000   and   $570,000   for  the  years  ended
                              September  30,  2000 and  1999 and for the  period
                              from   inception   through   September  30,  2000,
                              respectively,  by  a  company  controlled  by  the
                              Company's  President and Chief  Executive  Officer
                              for   management   services   provided   by   this
                              individual. Approximately $177,000 is due to this entity at September 30, 2000.

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

                              On November 17, 2000, the Company extended the expiration date of options issued to employees and nonemployees to purchase 155,100 shares of common stock exercisable at $0.50 from January 2, 2001 to the earlier of until March 31, 2001 and a proposed common stock offering. During the first quarter of fiscal year 2001, the Company will record a charge to operations for approximately $69,000, representing the differential between the fair value of the common stock and the exercise price of options issued to employees to purchase 55,100 shares of common stock. Additionally, during the first quarter of fiscal year 2001, the Company will record a charge to operations for approximately $131,000, representing the fair value of options issued to nonemployees to purchase 100,000 shares of common stock as of the new grant date.

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                              On November 22, 2000, the Company entered into an agreement with consultants to provide services to the Company. The Company issued the consultants 40,000 shares of common stock for those services. The Company will record a charge to operations for approximately $70,000 during the first quarter of fiscal year 2001, representing the fair value of the shares of common stock on the issuance date.

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

Dated: 5th day of March, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated.


Signature                           Title                              Date


/s/D. Wayne Hartford
D. Wayne Hartford                   President, Chief             March 5, 2001
                                    Executive Officer
                                    and Director

/s/Peter F. Searle
Peter F. Searle                     Chief Financial Officer,
                                    Vice President of Finance
                                    and Director                 March 5, 2001


/s/David J. Trudel                  Vice President of
David J. Trudel                     Market Development
                                    and Director                 March 5, 2001



/s/Bruce Clark                      Director                     March 5, 2001
Bruce Clark