Form 10QSB
period 2000-12-31
ENERGY VENTURES INC /
filed 2001-03-06
CIK 1048407

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended December 31, 2000

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

As of February 28, 2001, the Registrant had 13,628,979 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  [  ]   No [X]

                     ENERGY VENTURES INC. AND SUBSIDIARIES
                         (a development stage company)
                           CONSOLIDATED BALANCE SHEET

                                                                                                 (Unaudited)
                                                                                                 December 31,       September 30,
                                                                                                     2000               2000

ASSETS

Current Assets:
  Cash                                                                                              $ 35,240            $ 3,793
  Accounts receivable                                                                                 32,740              5,059
  Refundable investment tax credits                                                                  106,905            106,311
  Due from related parties                                                                                 -             10,975
  Prepaid expenses and other current assets                                                          224,672            704,120
                                                                                            ----------------     -----------------
       Total current assets                                                                          399,557            830,258

Property and Equipment, net of accumulated depreciation of $121,868 and $105,096                     434,959            418,640

License and Technology Costs, net of accumulated amortization of $151,095 and $141,241               303,832            313,686
------------------------------------------------------------------------------------------------------------------------------------
       Total Assets                                                                              $ 1,138,348        $ 1,562,584
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                                            $ 526,752        $   308,983
  Deferred revenue                                                                                    25,000             50,000
  Due to related parties                                                                             305,441            177,346
  Debentures payable                                                                                 497,678            497,678
                                                                                            ----------------    -----------------
       Total current liabilities                                                                   1,354,871          1,034,007

Loan Payable                                                                                         132,864             47,376
------------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                           1,487,735          1,081,383
------------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock - $.0001 par value;  authorized  5,000,000 shares, none issued
  Common stock - $.0001 par value; authorized 50,000,000 shares,
     issued and outstanding 13,628,979 and 13,571,979 shares                                           1,363              1,357
  Additional paid-in capital                                                                       7,434,494          7,142,120
  Accumulated other comprehensive income                                                               3,741              8,130
  Deficit accumulated during the development stage                                                (7,788,985)        (6,670,406)
------------------------------------------------------------------------------------------------------------------------------------
       Stockholders' equity                                                                         (349,387)           481,201
------------------------------------------------------------------------------------------------------------------------------------
       Total Liabilities and Stockholders' Equity                                                $ 1,138,348        $ 1,562,584
====================================================================================================================================

                                                                                   See Notes to Consolidated Financial Statements

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                     (Unaudited)

                                                                                                          Period from
                                                                  Three months ended                   November 19, 1996
                                                          December 31,        December 31,               (inception) to
                                                                2000               1999                December 31, 2000
                                                                                (Restated)
---------------------------------------------------------------------------------------------------------------------------

Revenue                                                 $     25,000         $   66,675                   $    437,544

Expenses:
  Research and development costs                             256,584            109,939                      1,263,406
  Professional fees                                          140,896             33,910                      1,259,893
  General and administrative                                 196,516            314,649                      4,188,616
  Interest and financing costs                               522,957              5,316                      1,241,295
  Depreciation and amortization                               26,626             21,656                        273,319
============================================================================================================================
Total expenses                                             1,143,579            485,470                      8,226,529
============================================================================================================================
Net loss                                                $ (1,118,579)        $ (418,795)                  $ (7,788,985)
============================================================================================================================
Loss per common share - basic and diluted                     ($0.08)            ($0.03)
============================================================================================================================
Weighted-average number of common
shares outstanding - basic and diluted                    13,608,359         12,642,470
============================================================================================================================

                                                      See Notes to Consolidated Financial Statements

                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                  (Unaudited)
                                                                                                     Period from
                                                                          Three months ended        November 19, 1996
                                                                    December 31,   December 31,     (inception) to
                                                                       2000            1999         December 31, 2000
                                                                                    (Restated)
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                          $ (1,118,579)     $ (418,795)     $ (7,788,985)
    Adjustments to reconcile net loss to net cash used
      in operating activities
        Depreciation and amortization                                     26,626          21,656           273,143
        Noncash interest on advances settled with related party                -               -            28,604
        Common stock issued to founders                                        -               -           146,801
        Noncash compensatory charge on stock issued to an officer              -               -         3,018,815
        Common stock issued for services                                  70,000               -           364,557
        Noncash compensatory charge on stock options issued to an officer      -         275,950           275,950
        Issuance of compensatory stock options                                 -               -           515,496
        Issuance of compensatory stock warrants                          364,602               -           943,813
        Noncash compensatory charge for extension of the expiration
        date of options                                                  199,875               -           199,875
        Changes in operating assets and liabilities:                           -               -                 -
          Increase in accounts receivable                               (27,681)         (52,584)          (32,740)
          Increase in refundable investment tax credits                    (594)         (27,510)         (106,905)
          Decrease (increase) in prepaid expenses and other current
          assets                                                         114,846           6,875           (33,238)
          (Decrease) increase in accounts payable and accrued expenses   217,769        (108,256)          526,752
          (Decrease) increase in deferred revenue                       (25,000)               -            25,000
-------------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                      (178,136)        (302,664)       (1,643,062)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                                   (33,091)          (1,892)         (106,827)
  Acquisition of license and technology                                        -               -            (4,927)
-------------------------------------------------------------------------------------------------------------------
            Cash used in investing activities                           (33,091)          (1,892)         (111,754)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from related parties' advances                                139,070         207,120           552,787
  Proceeds from issuance of debentures                                         -               -           497,678
  Proceeds from loan payable                                              85,488               -           132,864
  Proceeds from issuance of common stock                                       -         100,000           505,481
  Proceeds from issuance of common stock upon exercise of options              -               -            75,000
  Proceeds from issuance of common stock upon exercise of warrants        22,505               -            22,505
-------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                   247,063         307,120         1,786,315
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                  (4,389)          (2,564)            3,741
-------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                      31,447               -            35,240

Cash at beginning of period                                                3,793               -                 -
-------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                   $ 35,240             $ -          $ 35,240
===================================================================================================================
Supplemental disclosure of cash flow information:
-------------------------------------------------------------------------------------------------------------------
  Cash paid during the period for interest                              $ 26,215        $ 19,622          $ 89,139
===================================================================================================================
Supplemental schedule of noncash investing and financing activities:
-------------------------------------------------------------------------------------------------------------------
  Issuance of common stock for payment of laboratory equipment           $     -        $      -          $450,000
===================================================================================================================
  Issuance of common stock in satisfaction of debt related to acquisition of
-------------------------------------------------------------------------------------------------------------------
  license and technology                                                 $     -        $      -          $450,000
===================================================================================================================
  Issuance of common stock for payment of advances owed to an officer    $     -        $      -          $275,950
===================================================================================================================
  Issuance of stock warrants to debenture holders in connection with extension of
  maturity dates                                                         $     -        $      -          $191,614
===================================================================================================================
                                                                    See Notes to Consolidated Financial Statements


                      ENERGY VENTURES INC. AND SUBSIDIARIES
                          (a development stage company)
               CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS



                                                                       (Unaudited)
                                                                                        Period from
                                                            Three months ended          November 19, 1996
                                                     December 31,      December 31,     (inception) to
                                                          2000             1999         December 31, 2000
                                                                       (Restated)
----------------------------------------------------------------------------------------------------------------------------
Net loss                                             $(1,118,579)      $(418,795)         $(7,788,985)

Other comprehensive income (loss):
   Foreign currency translation                           (4,389)         (2,623)               3,741
-----------------------------------------------------------------------------------------------------------

Comprehensive loss                                   $(1,122,968)      $(421,418)         $(7,785,244)
==========================================================================================================

                                                           See Notes to Consolidated Financial Statements

                      ENERGY VENTURES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

                                   (Unaudited)

1.       Basis of Presentation:

         The financial statements at December 31, 2000 and for the three-month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented therein not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2000.

         The results of operations for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2001.

2.       Stock Transactions:

         On October 2, 2000, the Company issued 17,000 shares of common stock at $1.38 per common share (valued at approximately $23,000) upon the exercising of warrants by a debenture holder.

         On November 17, 2000, the Company extended the expiration date of options issued to employees and nonemployees to purchase 155,100 shares of common stock exercisable at $0.50 from January 2, 2001 to the earlier of until March 31, 2001 or a proposed common stock offering. For the three-month period ended December 31, 2000, the Company recorded a charge to operations for approximately $69,000, representing the differential between the fair value of the common stock and the exercise price of options issued to employees to purchase 55,100 shares of common stock as of the date of extension. Additionally, during the current period, the Company recorded a charge to operations for approximately $131,000, representing the fair value of options issued to nonemployees to purchase 100,000 shares of common stock as of the date of extension.

         On November 22, 2000, the Company entered into an agreement with consultants to provide services to the Company. The Company issued the consultants 40,000 shares of common stock for those services. For the three-month period ended December 31, 2000, the Company recorded a charge to operations for approximately $70,000, representing the fair value of the shares of common stock on the issuance date.

3.       Restatement of Prior Period Amounts

         For comparability, certain 1999 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2000. Additionally, for the three-month period ended December 31, 1999, the statement of operations has been revised to reflect a noncash compensatory charge of $275,950 for options issued to an officer at a price below the fair value of the common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, general economic conditions, our ability to complete development and then market our products, competitive factors and other risk factors as stated in other of our public filings with the Securities and Exchange Commission.

         This report is for the three month interim period ended December 31, 2000. Accordingly, this section will primarily discuss the Company's position as of such date.

Overview

         Energy Ventures Inc. (hereafter, the "Company" or "EVI") was formed in November 1996, to research, develop and commercialize rechargeable battery technologies. The Company has four core battery technologies - 1) Lithium Ion ("LI") now licensed to Pacific Lithium Limited ("PLL") of New Zealand), 2)
Nickel Zinc ("NiZn"), 3) Zinc Carbon Bromine ("ZnCBr") and 4) the Direct Methanol Fuel Cell ("DMFC"), which technology was developed in October 1999. The company is currently working on the development and optimization of the latter three technologies with the highest priority being directed towards the Direct Methanol Fuel Cell.

         The Company's major focus is upon two areas - the research and development of the Company's Direct Methanol Fuel Cell Technology and the
Pre-Commercialization of the company's Nickel Zinc and Carbon-Zinc Bromine technologies. Costs relating to the latter project are in large part supported by the Industrial Research Assistance Program through the Pre-Commercialization contribution agreement executed in March 2000. The company expects to spend significant sums upon expanding its battery testing capability and has purchased and is refurbishing a pilot battery production line to further expand its facilities at the Ottawa laboratory. While there can be no assurance that our business plan for the next year will be successful, the R&D programs, strategic alliances and targeted financing planned for the Company are expected to support the Company's activities until significant income streams of royalties and license fees develop.

Comparative Disclosure

         During the quarter ended December 31, 2000, the Company was still a development stage company and has yet to achieve significant revenues. Revenues, in the quarter ended December 31, 2000 of $25,000 resulted in a decrease of 63% compared to the quarter revenues of the prior year, approximately $67,000. The decrease in revenues during the quarter is a result of a decrease in fees earned in joint research development projects. Pursuant to the terms of the License Agreement, such revenues should continue at the minimum rate of $100,000 per annum through March 2002. We expect revenues from PLL to increase once PLL commences selling LI cathode materials and LI batteries containing such materials thereby generating additional royalties for the Company. Other revenue sources will not result until the Company successfully completes the commercialization of its other technologies and is able to successfully license them to battery manufacturers.

         The Company's expenses in the quarters ended December 31, 2000 and 1999 totaled approximately $1,144,000 and $485,000 respectively resulting in an increase of 136%. This increase was a result of the Company incurring noncash financing costs of approximately $365,000 relating to the issuance of stock warrants to debenture holders. Additionally, the Company incurred charges of approximately $70,000 for common stock issued to consultants for investment advisory services provided in connection with the Company filing a preliminary prospectus in Canada for the sale of shares of common stock. Also the Company incurred noncash compensatory charges of approximately $200,000 in connection with the extension of the expiration dates of options previously issued to employees and to laboratory consultants. During the prior year's quarter, the Company incurred noncash compensatory charges of approximately $276,000 for options issued to an officer.

         Expenses, excluding such items, totaled approximately $509,000 in the current year and approximately $209,000 in the prior year. The most significant costs included in such values are the Company's technology expenses i.e. expenses related to the research and development cost of the company's battery technologies (approximately $191,000 in 2000 - a 74% increase over the prior years approximately $110,000).

         Research and development costs increased approximately 134% to $257,000 for the quarter ended December 31, 2000 from approximately $110,000 for the same period of 2000. The increase in research and development costs resulted from the Company incurring non cash compensatory charges of approximately $66,000 for the extension of the expiration dates of options previously issued to laboratory consultants. During the current period, the Company incurred additional salary costs for four new laboratory technicians added to its staff in April 2000.

         Professional fees increased approximately 315% to $141,000 for the quarter ended December 31, 2000 from approximately $34,000 for the same period of 2000. The increase in professional fees is a result of additional accounting and legal fees incurred in connection with securities law matters arising from the Company's compliance with the federal securities laws and costs incurred on the filing of a preliminary prospectus in Canada for the sale of shares of common stock.

         General and administrative expenses decreased by approximately $119,000 to $196,000 for the quarter ended December 31, 2000. The net decrease in general and administrative expenses resulted from the Company incurring additional noncash compensatory charges of approximately $142,000 for the same period of 2000, while incurring additional salary costs of approximately $23,000 during the current period.

         Interest and financing costs increased by approximately $518,000 to $523,000 for the quarter ended December 31, 2000 from approximately $5,000 for the same period of 2000. A significant portion of the increase in interest and financing costs is noncash financing costs of approximately $365,000 relating to the issuance of stock warrants to debenture holders. Additionally, the Company incurred charges of approximately $70,000 for common stock issued to consultants for investment advisory services in connection with the Company filing a preliminary prospectus for the sale of shares of common stock. The Company also incurred other financing and interest costs amounting to approximately $83,000 during the current period pertaining to the outstanding debentures.

Liquidity

         At December 31, 2000, the Company had approximately $35,000 cash on hand and a working capital deficiency of approximately $955,000. The Company has approximately $100,000 in monthly expenses and $8,000 in revenues.

         The Company is seeking to raise new capital to support its growth and technology research and development costs and to fund expanded capital facilities. At December 31, 2000, the Company owed approximately $498,000 relating to Debentures due to be paid in January and February 2001. The Company repaid approximately $50,000 of such Debentures in January and February 2001 and must under their current terms repay approximately $448,000 of the Debentures on February 28, 2001. However, the Company is currently negotiating with the agent of the Debenture holders and expects that such Debentures will be extended and become due on the closing date of the Company's current share offering in Canada.

        In late 2000, the Company filed a Preliminary Prospectus in Canada in connection with an offering of public shares to investors who are residents of six specified Canadian Provinces. Northern Securities Inc., the Company's investment banker, is currently actively marketing such offering and based upon expressions of interest to date, have indicated to the Company that they expect to successfully raise new capital of a minimum of $2,000,000 on or before March

31, 2001. The Company believes that it will successfully raise $3,300,000 rather than the stated $2,000,000 based upon investor discussions to date and due diligence activities of such possible investors. There can be no assurance, however, that this or any other financing will be successful, and if it is not successful, additional debt financing will be required and the Company's research and development activities will have to be reduced or will not accelerate to the extent they otherwise intended. The Company continues to the date hereof to be funded by the President and Chief Executive Officer of the Company (at the date hereof the sum owed to such President and Chief Executive Officer approximates $355,000). The Company understands that he intends to continue to support the Company until the share offering in Canada is successfully completed.

         The Company has a long standing Alliance Agreement with National Research Council of Canada and is currently in advanced discussions with The Alberta Research Council Inc. (ARC) of Alberta, Canada concerning a joint research and development program. ARC and the Company have agreed in principle on a joint development program to create prototype fuel cells based upon the Company's Direct Methanol Fuel Cell technology. A comprehensive joint development agreement is currently being negotiated with ARC under the expected terms of which ARC will contribute $2 million in technical and other resources over a three year period in exchange for common shares of the company and warrants to purchase common shares of the Company in quantities yet to be finalized. National Research Council of Canada has verbally indicated its intention to support such initiative by allocating technical staff to the project and providing other significant support. Such arrangements will collectively, the Company anticipates, enhance the likelihood of the public offering of shares being successful.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

           On October 2, 2000, the Company issued 17,000 shares of common stock at $1.38 per common share (valued at approximately $23,000) upon the exercising of warrants by a debenture holder.

         On November 17, 2000, the Company extended the expiration date of options issued to employees and nonemployees to purchase 155,100 shares of common stock exercisable at $0.50 from January 2, 2001 to the earlier of until March 31, 2001 and a proposed common stock offering. For the three-month period ended December 31, 2000, the Company recorded a charge to operations for approximately $69,000, representing the differential between the fair value of the common stock and the exercise price of options issued to employees to purchase 55,100 shares of common stock as of the date of extension. Additionally, during the current period, the Company recorded a charge to operations for approximately $131,000, representing the fair value of options issued to nonemployees to purchase 100,000 shares of common stock as of the date of extension.

         On November 22, 2000, the Company entered into an agreement with consultants to provide services to the Company. The Company issued the consultants 40,000 shares of common stock for those services. For the three-month period ended December 31, 2000, the Company recorded a charge to operations for approximately $70,000, representing the fair value of the shares of common stock on the issuance date.

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

Date: March 6, 2001

                              ENERGY VENTURES INC.



                              /s/D. Wayne Hartford
                              D. Wayne Hartford
                              Chief Executive Officer


                              /s/Peter F. Searle
                              Peter F. Searle
                              Vice President, Finance