Form 10QSB
period 2001-03-31
ENERGY VENTURES INC /
filed 2001-06-08
CIK 1048407

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 31, 2001, the Issuer had 13,628,979 shares of outstanding Common
Stock.

Transitional Small Business Disclosure Format:    Yes  [  ]   No [X]

Item 1. Financial Statements.






                                                                                ENERGY VENTURES INC. AND SUBSIDIARIES
                                                                                (a development stage company)
                                                                                CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                (Unaudited)
                                                                                                 March 31,         September 30,
                                                                                                   2001                 2000
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash                                                                                                $ 3,027              $ 3,793
  Accounts receivable                                                                                  44,955                5,059
  Refundable investment tax credits                                                                    86,797              106,311
  Due from related parties                                                                                  -               10,975
  Prepaid expenses and other current assets                                                            14,151              704,120
----------------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                           148,930              830,258

Property and Equipment, net of accumulated depreciation of $137,844 and $105,096                      428,559              418,640

Deferred offering costs                                                                                67,000                    -

License and Technology costs, net of accumulated amortization of $163,593 and $141,241                291,334              313,686
-----------------------------------------------------------------------------------------------------------------------------------
       Total Assets                                                                                 $ 935,823          $ 1,562,584
===================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses                                                             $ 620,768            $ 308,983
  Deferred revenue                                                                                          -               50,000
  Due to related parties                                                                              470,538              177,346
  Debentures payable, net of unamortized discount of $295,060                                         116,849              497,678
----------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                    1,208,155            1,034,007

Loan Payable                                                                                          213,320               47,376
-----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                            1,421,475            1,081,383
-----------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity (Deficiency):
  Preferred stock - $.0001 par value; authorized 5,000,000 shares, none issued
  Common stock - $.0001 par value; authorized 50,000,000 shares,
     issued and outstanding 13,628,979 and 13,571,979 shares                                            1,363                1,357
  Additional paid-in capital                                                                        8,024,614            7,142,120
  Accumulated other comprehensive income                                                               54,118                8,130
  Deficit accumulated during the development stage                                                 (8,565,747)          (6,670,406)
-----------------------------------------------------------------------------------------------------------------------------------
       Stockholders' equity (deficiency)                                                             (485,652)             481,201
-----------------------------------------------------------------------------------------------------------------------------------
       Total Liabilities and Stockholders' Equity                                                   $ 935,823          $ 1,562,584
===================================================================================================================================

                                                                                See Notes to Consolidated Financial Statements



                                                                                ENERGY VENTURES INC. AND SUBSIDIARIES
                                                                                       (a development stage company)
                                                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                                         (unaudited)


                                                                                                             Period from
                                                          Three months                  Six months         November 19, 1996
                                                          Ended March 31,              Ended March 31,      (inception to)
                                                        2001          2000          2001          2000      March 31,2001
                                                                    (Restated)                  (Restated)
-------------------------------------------------------------------------------------------------------------------------
  Revenue                                             $ 66,072     $ 66,675       $ 91,072     $ 133,350      $ 503,616
-------------------------------------------------------------------------------------------------------------------------
Expenses:
  Research & development costs                         167,226      133,100        423,810       243,039      1,430,632
  Professional fees                                     65,920      311,297        206,816       345,207      1,325,813
  General and administrative                            50,015       42,337        246,531       356,986      4,238,631
  Interest and financing costs                         531,199       13,574      1,054,156        18,890      1,772,494
  Depreciation and amortization                         28,474       23,282         55,100        44,938        301,793
-------------------------------------------------------------------------------------------------------------------------
Total expenses                                         842,834      523,590      1,986,413     1,009,060      9,069,363
-------------------------------------------------------------------------------------------------------------------------
Net loss                                            $ (776,762)  $ (456,915)   $(1,895,341)   $ (875,710)  $ (8,565,747)
=========================================================================================================================
Loss per common share- basic
 and diluted                                        $    (0.06)  $    (0.04)   $     (0.14)   $    (0.07)
=========================================================================================================
Weighted-average number of common
shares outstanding                                  13,628,979   12,717,757     13,618,463    12,698,810
=========================================================================================================

                                                                               See notes to consolidated financial statements



                                                                 ENERGY VENTURES INC. AND SUBSIDIARIES
                                                                     (a development stage company)
                                                                 CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                (Unaudited)

                                                                                                                   Period from
                                                                                Six months ended                November 19, 1996
                                                                           March 31,            March 31,        (inception) to
                                                                             2001                 2000           March 31, 2001
                                                                                                (Restated)

Cash flows from operating activities:

  Net loss                                                                 $ (1,895,341)        $ (875,710)      $ (8,565,747)

    Adjustments to reconcile net loss to net cash used
      in operating activities
        Depreciation and amortization                                            55,100             44,938            301,437
        Noncash interest on advances settled with related party                                                        28,604
        Common stock issued to founders                                                                               146,801
        Noncash compensatory charge for stock issued to an officer                                                  3,018,815
        Common stock issued for services                                         70,000             97,324            364,557
        Noncash compensatory charge on stock options issued to an officer                          275,950            275,950
        Issuance of compensatory stock options                                                     171,290            515,496
        Issuance of compensatory stock warrants                                 851,276              6,296          1,430,487
        Noncash charge for extension of the expiration date of options          199,875                               199,875
        Changes in operating assets and liabilities:
          Increase in accounts receivable                                       (39,896)          (465,709)           (44,955)
          Decrease (increase) in refundable investment tax credits               19,514             (1,065)           (86,797)
          Decrease (increase) in prepaid expenses and other current assets      133,753            (89,452)           (14,151)
          (Decrease) increase in accounts payable and accrued expenses          311,785           (138,245)           620,768
          (Decrease) increase in deferred revenue                               (50,000)

            Net cash used in operating activities                              (343,934)          (974,383)        (1,808,860)

Cash flows from investing activities:
  Purchases of property and equipment                                           (42,667)           (12,803)          (116,403)
  Acquisition of license and technology                                                                                (4,927)

            Cash used in investing activities                                   (42,667)           (12,803)          (121,330)

Cash flows from financing activities:
  Proceeds from related parties' advances                                       304,167            308,074            717,884
  Net proceeds from (repayments on) issuance of debentures                      (85,769)           515,287            411,909
  Proceeds from loan payable                                                    165,944                               213,320
  Proceeds from issuance of common stock and options                                               140,006            505,481
  Proceeds from issuance of common stock upon exercise of options and warrants   22,505             24,995             97,505
  Increase in deferred offering costs                                           (67,000)                              (67,000)

             Net cash provided by financing activities                          339,847            988,362          1,879,099

Effect of exchange rate changes on cash                                          45,988             (1,176)            54,118

Net increase in cash                                                               (766)                 -              3,027

Cash at beginning of period                                                       3,793                  -                  -

Cash at end of period                                                           $ 3,027                $ -            $ 3,027
==============================================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                     $ 28,358           $ 18,890           $ 91,282
==============================================================================================================================

Supplemental schedule of noncash investing and financing activities:

  Issuance of common stock for payment of laboratory equipment                      $ -                $ -          $ 450,000
==============================================================================================================================

  Issuance of common stock in satisfaction of debt related to acquisition of
  license and technology                                                            $ -                $ -          $ 450,000
==============================================================================================================================
  Issuance of common stock for payment of advances owed to an officer               $ -                $ -          $ 275,950
==============================================================================================================================
  Issuance of stock warrants to debenture
  holders in connection with extension of
  maturity dates                                                               $590,120                            $1,146,336

                                                                           See Notes to Consolidated Financial Statements



                                                                 ENERGY VENTURES INC. AND SUBSIDIARIES
                                                                (a development stage company)
                                                                 CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
                                                                                (Unaudited)

                                                                                            Period from
                                                Three months           Six months           November 19, 1996
                                              Ended March 31,         Ended March 31,      (inception) to
                                          2001             2000       2001        2000      March 31, 2001
                                                        (Restated)              (Restated)
-------------------------------------------------------------------------------------------------------------------
Net loss                              $(776,762)        $(456,915) $(1,895,341) $(875,710)  $(8,565,747)

Other comprehensive income (loss):
   Foreign currency translation          50,377             1,447       45,988     (1,176)       54,118

Comprehensive loss                    $(726,385)        $(455,468) $(1,849,353) $(876,886)  $(8,511,629)
===================================================================================================================


See Notes to Consolidated Financial Statements

                      ENERGY VENTURES INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

                                   (unaudited)

1.     Basis of Presentation:

       The financial statements at March 31, 2001 and for the three month and six month periods ended March 31, 2001 and 2000, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented therein not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2000.

       The results of operations for the three month and six month periods ended March 31, 2001 is not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2001.

2.     Deferred Offering Costs

       Deferred offering costs represents costs attributable to a proposed public offering in Canada for approximately $2,000,000 to $3,300,000. The Company intends to offset these costs against the proceeds from the transaction. In the event that such offering is not completed, these costs will be charged to its operations.

3.     Debentures:

       The debentures payable, in the current principal amount of $411,909, were issued on March 30, 2000, bearing interest at the rate of 10% per annum, were extended and were due on February 28, 2001. At that time the due date of the debentures was extended until April 30, 2001. These debentures and interest premiums are payable in Canadian dollars. The debentures have not been repaid as of the extended due date of April 30, 2001. The Company believes that the debenture holders will not require payment on the debentures, until the anticipated closing date of the Canadian share offering and interest will continue to accrue at the rate of 10% per annum. The President and Chief Executive Officer of the Company has pledged 3,000,000 shares of common stock as security for the debentures.

       The Company agreed to pay an additional premium of approximately $8,000 at maturity and also issued the debenture holders 225,000 Series C special warrants (valued at approximately $99,000) entitling them to acquire 225,000 shares of common stock exercisable at the lower of $0.56 or the price of the Company's Canadian share offering at any time on or before February 27, 2003. Further, previously issued warrants for 400,000 shares of the Company's common stock were surrendered and the Company issued 400,000 Series B special warrants to the debenture holders (valued at approximately $176,000) entitling them to acquire 400,000 shares of common stock exercisable at the lower of $0.56 or the price of the Company's Canadian share offering at any time on or before February 27, 2003. Additionally, the original warrants issued to the debenture holders and promoter of the transaction for 825,000 shares of the Company's common stock were surrendered and the Company issued 808,000 Series A special warrants (valued at approximately $315,000) entitling the debenture holders and promoter of the transaction to acquire 808,000 shares of common stock exercisable at $1.31 per share at any time on or before March 30, 2003. Accordingly, during the second quarter of fiscal year 2001, the Company recorded a charge to operations for approximately $295,000, representing half of the warrants' fair market value at the time of issuance. This amount is included in interest and financing costs in the accompanying consolidated statement of operations. The Company has netted the remaining approximately $295,000, representing the balance of the warrants' fair market value at the time of issuance as an unamortized discount of the debentures payable in the accompanying consolidated balance sheet. The Company will record a charge to operations for this amount during the third quarter of fiscal year 2001.

4.       Restatement of Prior Period Amounts
       For the three month and six month periods ended March 31, 2000, the consolidated statement of operations has been revised to reflect noncash compensatory charges for options to purchase common stock issued to an officer, and common stock and options issued for legal services rendered at prices below the fair value of the common stock. These charges amounted to $268,614 and $544,564 for the three month and six month periods ended March 31, 2000.

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

         This report is for the three and six month periods ended March 31, 2001. The reader is directed to the Company's Annual Report on Form 10-KSB filing for more information about the Company. Accordingly, this section will primarily discuss the Company's position as of the filing date hereof.

Overview

         Energy Ventures Inc. (hereafter, the "Company" or "EVI") was formed in November 1996, to research, develop and commercialize rechargeable battery technologies. The Company has four core battery technologies - 1)Lithium Ion ("LI") now licensed to Ilion Technology Corporation, previously Pacific Lithium Limited ("Ilion"), 2) Nickel Zinc ("NiZn"), 3) Zinc Carbon Bromine ("ZnCBr") and
4) the Direct Methanol Fuel Cell ("DMFC"), which technology was acquired in October 1999. The company is currently working on the development and optimization of the latter three technologies with the highest priority being directed towards the Direct Methanol Fuel Cell.

         The Company's major focus is upon two areas - the research and development of the Company's Direct Methanol Fuel Cell Technology and the
Pre-Commercialization of the company's Nickel Zinc and Carbon-Zinc Bromine technologies. Respecting the Direct Methanol Fuel Cell, the company has entered into a joint development agreement with Alberta Research Council Inc. ("ARC") to create commercial prototypes of fuel cells utilizing EVI's proprietary DMFC technology. Under the agreement, EVI and ARC will utilize ARC's premises in Calgary, Alberta to develop the DMFC technology. ARC will invest up to $2,000,000 through the provision of premises, research and laboratory facilities, ARC equipment, scientific personnel and other resources in exchange for the issuance by EVI of common shares to ARC at $0.82 ($1.2637 in Canadian dollars) per share, for the first $1,700,000 ($2,600,000 in Canadian dollars) of resources and thereafter at the then current market price of EVI shares.

         Costs pertaining to the Pre-Commercialization of the Company's Nickel Zinc and Carbon-Zinc Bromine technologies are currently in large part, supported by Industrial Research Assistance Program through the Pre-Commercialization contribution agreement executed in March 2000. The Company expects to spend significant sums upon expanding its battery testing capability and has purchased and is refurbishing a pilot battery production line to further expand its facilities at the Ottawa laboratory. While there can be no assurance that the Company's business plan for the next year will be successful, the R&D programs, strategic alliances and targeted financing planned for the Company are expected to support the Company's activities until significant income streams of royalties and license fees develop.

Comparative Disclosure

         During the quarter ended March 31, 2001, the Company was still a development stage company and has yet to achieve significant revenues. Revenues were approximately $66,000 and $91,000, respectively, for the three month and six month periods ended March 31, 2001 and were entirely earned from research and development services performed for and licensing fees from Ilion. Pursuant to the terms of the Ilion License Agreement, such revenues should continue at the minimum rate of $100,000 per annum through March 2002. The Company expects revenues from Ilion to increase once Ilion commences selling LI cathode materials and LI batteries containing such materials thereby generating additional royalties for the Company. Other revenue sources are unlikely until the Company successfully completes the commercialization of its other technologies and is able successfully to license them to battery manufacturers. The Company's revenue for the three month periods ended March 31, 2001 and 2000, respectively, remained essentially unchanged. The revenue for the six month period ended March 31, 2001 of approximately $91,000 decreased by 32% from approximately $133,000 for the same period in the prior year as a result of the Company being paid additional amounts while the related LI technology was being proven.

         The Company's expenses in the quarters ended March 31, 2001 and 2000 totaled approximately $843,000 and $524,000, respectively, resulting in an increase of 61%. This increase was a result of the Company incurring in the current period noncash financing costs of approximately $483,000 relating to the issuance of stock warrants to debenture holders and promoter in connection with the extension of the maturity dates of such debentures. During the prior year's quarter, the Company incurred noncash compensatory charges of approximately $269,000 in connection with legal services provided for the Company's compliance with US securities and regulatory matters.

         One of the most significant costs included in such values are the Company's research and development costs. Research and development costs for the three month and six month periods ended March 31, 2001 were approximately $167,000 and $424,000, respectively. Compared to the research and development costs for the same three month and six month periods in the prior year of approximately $133,000 and $243,000, respectively, the same periods for the current year resulted in increases of 26% and 74%, respectively. These increases in research and development costs reflect the Company's continued focus on developing its products and expanding its product line. Further, for the six month periods ended March 31, 2001 and 2000, the increase in the current year's period is also a result of the Company incurring noncash compensatory charges of approximately $66,000 for the extension of the expiration dates of options previously issued to laboratory consultants. The Company also increased its laboratory staffing in April 2000 by hiring four additional employees. Research and development costs are expected to continue to increase as EVI continues to develop its facilities, expertise and activities and continues to fund research and development work undertaken in Calgary Alberta in the joint program with ARC and on its behalf by National Research Council of Canada in Ottawa.

         Professional fees for the three month and six month periods ended March 31, 2001 were approximately $66,000 and $207,000, respectively. Compared to professional fees for the same three month and six month periods in the prior year of approximately $311,000 and $345,000, respectively, the same periods for the current year resulted in decreases of 78% and 40%, respectively. The significant professional fees incurred in the same periods of the prior year were primarily a result of noncash compensatory charges of approximately $269,000 for legal fees incurred in connection with securities law matters arising from the Company's registration with the Securities and Exchange Commission and required compliance with the federal securities laws.

         General and administrative expenses increased to $50,015 for the three month period ended March 31, 2001 from $42,337 for the comparable period in the prior year, an increase of $7,678 or 18.1%. Compared to the six month period from the prior year, general and administrative expenses decreased from approximately $357,000 to approximately $247,000 for the six month period ended March 31, 2001, resulting in an decrease of 31%. The net decrease in general and administrative expenses resulted from the Company incurring additional noncash compensatory charges re stock options of approximately $142,000 for the same period in 2000, which was slightly offset by additional salary and insurance costs of approximately $45,000 during the current period.

         Interest and financing costs for the three month and six month periods ended March 31, 2001 were approximately $531,000 and $1,054,000, respectively. During the same periods in 2000, the Company essentially incurred minimal interest and financing costs. A significant portion of the increase in interest and financing costs for the three month and six month periods in the current year is noncash financing costs of approximately $487,000 and $851,000 incurred during the three month and six month periods in the current year, relating to the issuance of stock warrants to debenture holders. Additionally, the Company incurred charges of approximately $70,000 during the six month month period in the current year for common stock issued to consultants for investment advisory services provided in connection with the Company filing a preliminary prospectus for the sale of shares of common stock in Canada. Furthermore, the Company accrued approximately $20,000 for interest on the debentures issued on March 30, 2000 and due April 30, 2001.

Liquidity

         At March 31, 2001, the Company had approximately $3,000 cash on hand and a working capital deficiency of approximately $1,059,000. The Company currently estimates it will have approximately $115,000 in monthly expenses and $8,000 in monthly revenues. In early May 2001, however, the company received additional advances from IRAP pursuant to the Pre-Commercialization contribution agreement referred to above.

         Since its inception, the activities of the Company have been supported from the personal resources of its President and Chief Executive Officer. The Company is in need of new capital to support its growth in technology and research and development costs. The Company's current gross principal amount of $411,909 pertaining to the debentures issued on March 30, 2000 were extended and were due on April 30, 2001. The Company does not currently have sufficient financial resources and therefore the debentures have not been repaid as of the extended due date of April 30, 2001. The Company understands that the debenture holders will not require payment on the debentures other than the interest continuing to accrue, until the anticipated closing date of the Canadian share offering. The President and Chief Executive Officer of the Company has pledged 3,000,000 shares of Common Stock as security for the debentures.

         In late 2000, the Company filed a Preliminary Prospectus in Canada in connection with an offering of public shares to investors who are residents of specified Canadian Provinces. Northern Securities Inc., the Company's investment banker, is currently actively marketing such offering and based upon expressions of interest to date, have indicated to the Company that they expect to successfully raise new capital of a minimum of $2,000,000 on or before July 15, 2001. The Company believes that it will successfully raise $2,600,000 rather than the stated $2,000,000 based upon investor discussions to date and due diligence activities of such possible investors. There can be no assurance, however, that this or any other financing will be successful, and if it is not successful, additional debt financing will be required and the Company's research and development activities will have to be reduced or will not accelerate to the extent otherwise intended. The Company continues to the date hereof to be funded by the President and Chief Executive Officer of the Company. The Company understands that he intends to continue to personally support the Company until the share offering in Canada is successfully completed.

         The Company has a long standing Alliance Agreement with National Research Council of Canada and recently concluded an agreement with ARC of Alberta, Canada concerning a joint research and development program. ARC and the

Company have agreed on a joint development program to create prototype fuel cells based upon the Company's Direct Methanol Fuel Cell technology. A comprehensive joint development agreement has now been executed under the terms of which ARC will contribute $2,000,000 in technical and other resources over a three year period in exchange for common shares of the Company and warrants to purchase common shares of the Company. National Research Council of Canada has verbally indicated its intention to support such initiative by allocating technical staff to the project and providing other significant support. Such arrangements will collectively, the Company anticipates, enhance the likelihood of the public offering of shares being successful.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         The Company is currently in default upon a series of debentures with an aggregate face value of $411,909. These debentures became due on April 30, 2001. Interest at the rate of 10% is continuing to accrue. The debenture holders have advised the Company that they do not currently intend to take any action to enforce payment and will await payment from the proceeds of the Company's Canadian offering.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5.  Other Information.

         On May 11, 2001 the Company mailed a notice to all of its shareholders advising them that the Company intends to amend its name from Energy Ventures Inc. to Energy Visions Inc. The Company has applied to the Canadian Venture Exchange (CDNX) for a listing respecting the shares to be sold to residents of Canada pursuant to the Offering. CDNX has granted conditional approval for such listing, however, a requirement of such approval was that the Company change its name in order to avoid a conflict with an existing CDNX issuer. The change of name was approved in writing by 85% of the Company's outstanding common shares, as permitted by the laws of the State of Delaware, so no further shareholder vote was required.

         The Company anticipates that Articles of Amendment respecting the change of name will be filed with Delaware authorities in June 2001.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      None.

         (b)      None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: June 7, 2001

                                               ENERGY VENTURES INC.

                                               /s/ Peter F. Searle
                                                   Peter F. Searle
                                                   Vice President, Finance