Form 10QSB
period 2001-06-30
ENERGY VENTURES INC /
filed 2001-09-21
CIK 1048407

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

       [ ] Transition report under Section 13 or 15(d) of the Exchange Act

                         Commission file number 0-30285

                              ENERGY VISIONS INC.
        (Exact name of small business issuer as specified in its charter)

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

                              Energy Ventures Inc.
              (Former name, former address and former fiscal year
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ]  No [X]

As of September 21, 2001, the Registrant had 13,628,979 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  [  ]   No [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                      ENERGY VISIONS INC. AND SUBSIDIARIES
                (FORMERLY ENERGY VENTURES INC. AND SUBSIDIARIES)
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEET
                           (Expressed in U.S. Dollars)

------------------------------------------------------------------------------------------------------------
                                                                          June 30,          September 30,
                                                                            2001                 2000
------------------------------------------------------------------------------------------------------------
                                                                         (unaudited)

ASSETS

Current Assets:
  Cash                                                                     $ 2,512            $ 3,793
  Accounts receivable                                                       76,700              5,059
  Refundable investment tax credits                                         90,280            106,311
  Due from related parties                                                                     10,975
  Prepaid expenses and other current assets                                 13,595            704,120

------------------------------------------------------------------------------------------------------------
    Total current assets                                                   183,087            830,258

Property and equipment, net of accumulated depreciation
  of $156,682 and $105,096, respectively                                   428,668            418,640

License and technology costs, net of accumulated amortization
  of $173,627 and $141,241, respectively                                   281,300            313,686

Deferred offering costs                                                    126,000

------------------------------------------------------------------------------------------------------------
    Total Assets                                                       $ 1,019,055        $ 1,562,584
============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses                                  $ 778,394          $ 308,983
  Deferred revenue                                                           5,080             50,000
  Due to related parties                                                   607,415            177,346
  Debentures payable, net of unamortized discount of $54,000
  (at June 30, 2001)                                                       374,336            497,678
------------------------------------------------------------------------------------------------------------
    Total current liabilities                                            1,765,225          1,034,007

Loan payable                                                               284,679             47,376
------------------------------------------------------------------------------------------------------------
    Total liabilities                                                    2,049,904          1,081,383
------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity (Deficiency):
  Preferred stock - $.0001 par value; authorized 5,000,000
  shares, none issued
  Common stock - $.0001 par value; authorized 50,000,000
  shares, issued and outstanding 13,628,979 and 13,571,979                   1,363              1,357
  shares, respectively
  Additional paid-in capital                                             8,403,946          7,142,120
  Accumulated other comprehensive income                                    15,042              8,130
  Deficit accumulated during the development stage                      (9,451,200)        (6,670,406)
------------------------------------------------------------------------------------------------------------
    Stockholders' equity (deficiency)                                   (1,030,849)           481,201
------------------------------------------------------------------------------------------------------------
    Total Liabilities and Stockholders' Equity (Deficiency)            $ 1,019,055        $ 1,562,584
============================================================================================================
See Notes to Consolidated Financial Statements


                      ENERGY VISIONS INC. AND SUBSIDIARIES
                (FORMERLY ENERGY VENTURES INC. AND SUBSIDIARIES)
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (Expressed in U.S. Dollars)
                                   (unaudited)


                                                                                                               Period from
                                                      Three months                Nine months               November 19, 1996
                                                      Ended June 30,              Ended June 30,               (inception to)
                                                    2001            2000        2001          2000              June 30,2001
                                                                 (Restated)                (Restated)
-----------------------------------------------------------------------------------------------------------------------------
  Revenue                                        $ 25,827         $ 66,675    $116,899      $ 200,025             $ 529,443
-----------------------------------------------------------------------------------------------------------------------------
Expenses:
  Research & development costs                    319,142          185,052     742,952        430,145             1,749,774
  Professional fees                                29,566          330,511     236,382        675,718             1,355,379
  General and administrative                      107,606          133,614     354,137        488,546             4,346,237
  Interest and financing costs                    426,094          338,995   1,480,250        357,885             2,198,588
  Depreciation and amortization                    28,872           27,892      83,972         72,830               330,665
-----------------------------------------------------------------------------------------------------------------------------
Total expenses                                    911,280        1,016,064   2,897,693      2,025,124             9,980,643
-----------------------------------------------------------------------------------------------------------------------------
Net loss                                       $ (885,453)      $ (949,389)$(2,780,794)   $(1,825,099)         $ (9,451,200)
=============================================================================================================================
Loss per common share- basic
 and diluted                                   $    (0.06)      $    (0.07)    $ (0.20)   $     (0.14)
=============================================================================================================================
Weighted-average number of common
shares outstanding                             13,628,979       12,927,909  13,621,298     12,772,736
=============================================================================================================================
See Notes to Consolidated Financial Statements


                      ENERGY VISIONS INC. AND SUBSIDIARIES
                (FORMERLY ENERGY VENTURES INC. AND SUBSIDIARIES)
                         (a development stage company)
               CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
                          (Expressed in U.S. Dollars)
                                  (Unaudited)



                                                                                                    Period from
                                            Three months                     Nine months            November 19, 1996
                                            Ended June 30,                  Ended June 30,         (inception) to
                                         2001           2000               2001        2000         June 30, 2001
                                                       (Restated)                   (Restated)
                                   -------------      ------------   ------------- -------------   -------------------
Net loss                             $(885,453)        $(949,389)     $(2,780,794)  $(1,825,099)       $(9,451,200)

Other comprehensive income (loss):
  Foreign currency translation         (39,076)            8,983            6,912         7,807             15,042

Comprehensive loss                   $(924,529)        $(940,406)     $(2,773,882)  $(1,817,292)        $(9,436,158)
=======================================================================================================================
See Notes to Consolidated Financial Statements


                      ENERGY VISIONS INC. AND SUBSIDIARIES
                (FORMERLY ENERGY VENTURES INC. AND SUBSIDIARIES)
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                    (Unaudited)
                                                                                                            Period from
                                                                               Nine months ended          November 19, 1996
                                                                            June 30,        June 30,      (inception) to
                                                                               2001            2000         June 30, 2001
                                                                                            (Restated)
                                                                           -------------   -------------    ----------------
Cash flows from operating activities:
  Net loss                                                                 $ (2,780,794)   $ (1,825,099)     $ (9,451,200)
    Adjustments to reconcile net loss to net cash used
      in operating activities
        Depreciation and amortization                                            83,972          72,830           330,309
        Noncash interest on advances settled with related party                                                    28,604
        Common stock issued to founders                                                                           146,801
        Noncash compensatory charge for stock issued to an officer                                              3,018,815
        Common stock issued for services                                        145,170         210,567           439,727
        Noncash compensatory charge on stock options issued to an officer                       275,950           275,950
        Issuance of compensatory stock options                                                  499,973           515,496
        Issuance of compensatory stock warrants                               1,388,668         292,753         1,967,879
        Noncash charge for extension of the expiration date of options          282,875                           282,875
        Changes in operating assets and liabilities:
          Increase in accounts receivable                                       (71,641)        (11,042)          (76,700)
          Decrease (increase) in refundable investment tax credits               16,031           5,158           (90,280)
          Decrease (increase) in prepaid expenses and other current assets       59,139         (48,661)          (88,765)
          Increase in accounts payable and accrued expenses                     469,411         139,982           778,394
          (Decrease) Increase in deferred revenue                               (44,920)                            5,080
-----------------------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                              (452,089)       (387,589)       (1,917,015)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                                           (61,614)        (66,359)         (135,350)
  Acquisition of license and technology                                                                            (4,927)
-----------------------------------------------------------------------------------------------------------------------------
            Cash used in investing activities                                   (61,614)        (66,359)         (140,277)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from related parties' advances                                       441,044         (48,253)          854,761
  Net proceeds from (repayments on) issuance of debentures                      (69,342)        506,825           428,336
  Proceeds from loan payable                                                    237,303                           284,679
  Proceeds from issuance of common stock                                                        140,005           505,481
  Proceeds from issuance of common stock upon exercise of options and warrants   22,505          74,995            97,505
  Increase in deferred offering costs                                          (126,000)                         (126,000)
-----------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                          505,510         673,572         2,044,762
-----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                           6,912           7,807            15,042

Net increase in cash                                                             (1,281)        227,431             2,512

Cash at beginning of period                                                       3,793                               -
-----------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                           $ 2,512       $ 227,431           $ 2,512
-----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                     $ 33,891       $  28,787           $96,815
=============================================================================================================================
Supplemental schedule of noncash investing and financing activities:

  Issuance of common stock for payment of laboratory equipment                 $      -       $       -          $450,000
=============================================================================================================================
  Issuance of common stock in satisfaction of debt related to acquisition of
  license and technology                                                       $      -       $       -          $450,000
=============================================================================================================================
  Issuance of common stock for payment of advances owed to an officer          $      -       $       -          $275,950
=============================================================================================================================
  Issuance of stock warrants to debenture holders in connection with the extension of
  maturity dates                                                               $752,120       $       -        $1,308,336
=============================================================================================================================
See Notes to Consolidated Financial Statements


                      ENERGY VISIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (unaudited)

1.   Basis of Presentation:

     Effective July 23, 2001, the Company changed its name to Energy Visions Inc. in conjunction with the Company obtaining conditional approval from the Canadian Venture Exchange ("CDNX")for its public offering (See Note 6).

     The financial statements at June 30, 2001 and for the three month and nine month periods ended June 30, 2001 and 2000, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments)which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented therein not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2000.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquiror's intent to do so. The Company is in the process of determining the impact of this pronouncement on its financial position and operations.

     The results of operations for the three month and nine month periods ended June 30, 2001 is not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2001.

2.   Deferred Offering Costs

     Deferred offering costs represents costs attributable to a public offering in Canada for approximately $2,000,000. The Company will offset these costs against the proceeds from the transaction which closed successfully on August 22, 2001 (See Note 6).

3.   Due To Related Parties:

     Certain advances from the Company's CEO and President can not be repaid out of the proceeds of the public offering pursuant to an agreement with the CDNX for a period of one year from the date of the closing of the public offering until August 22, 2002. The Company's management has decided to reflect all advances from the Company's CEO and President as current liabilities in the accompanying consolidated balance sheet, included in this filing.

4.   Debentures:

     The debentures payable, in the current principal amount of $428,336, were issued on March 30, 2000, bearing interest at the rate of 10% per annum,were extended and originally due on February 28, 2001. During the prior quarter the due date of the debentures was extended until April 30, 2001. At that time, the Company was unable to repay the debentures and obtained an additional extension until July 31, 2001. These debentures and interest premiums are payable in Canadian dollars. The debentures were not repaid as of the extended due date of July 31, 2001 but were repaid with interest on August 22, 2001 out of the proceeds of the public offering. In addition to the accrued interest and outstanding debenture balances, the Company paid an interest premium of approximately $33,000 at maturity.

     In the quarter ended March 31, 2001, the Company issued the debenture holders 225,000 Series C special warrants (valued at approximately $99,000) entitling them to acquire 225,000 shares of common stock exercisable at the lower of $0.56 or the price of the Company's Canadian share offering (Cdn $0.75) at any time on or before February 27, 2003. Further, previously issued warrants for 400,000 shares of the Company's common stock were surrendered and the Company issued 400,000 Series B special warrants to the debenture holders (valued at approximately $176,000) entitling them to acquire 400,000 shares of common stock exercisable at the lower of $0.56 or the price of the Company's Canadian share offering (Cdn $0.75) at any time on or before February 27, 2003. Additionally, the original warrants issued to the debenture holders and promoter of the transaction for 825,000 shares of the Company's common stock were surrendered and the Company issued 808,000 Series A special warrants (valued at approximately $315,000) entitling the debenture holders and promoter of the transaction to acquire 808,000 shares of common stock exercisable at $1.31 per share at any time on or before March 30, 2003. Accordingly, during the third quarter of fiscal year 2001, the Company recorded a charge to operations for approximately $295,000, representing the remaining half of the warrants' fair market value at the time of issuance.

     On June 15, 2001, but effective April 29, 2001, the Company agreed to issue the debenture holders 225,000 Series D special warrants (valued at approximately $162,000) entitling them to acquire 225,000 shares of common stock exercisable at the lower of $0.56 or the price of the Company's Canadian share offering (Cdn $0.75) at any time on or before April 29, 2003. Accordingly, during the third quarter of fiscal year 2001, the Company recorded a charge to operations for $108,000, representing two-third's of the warrants' fair market value at the time of issuance. This amount is included in interest and financing costs in the accompanying consolidated statement of operations. The Company has netted the remaining $54,000, representing the balance of the warrants' fair market value at the time of issuance as an unamortized discount of the debentures payable in the accompanying consolidated balance sheet. The Company will record a charge to operations for this amount during the fourth quarter of fiscal year 2001.

5.   Restatement of Prior Period Amounts

     For the three month and nine month periods ended June 30, 2000, the consolidated statement of operations has been revised to reflect noncash compensatory charges for options to purchase common stock issued to an officer, and common stock and options issued for legal services rendered at prices below the fair value of the common stock as reflected in the amended Form 10-QSB filed on February 5, 2001. These charges amounted to $312,551 and $857,115 for the three month and nine month periods ended June 30, 2000. In addition, certain reclassifications have been made to these periods to conform to the presentation currently used.

6.   Subsequent Event

     On August 22, 2001, the Company completed a public offering of 4,000,000 common shares in certain provinces of Canada for gross proceeds of $3,000,000 Canadian dollars (approximately US $2,000,000). The agents' fees of $240,000 Canadian dollars (approximately US $160,000) were paid in cash.

     The Company granted the agents an option exercisable for a period of 30 days from the date of closing of the offering to purchase up to 400,000 additional common shares. As additional consideration, the Company will issue compensation options to the agents to purchase the number of common shares that is equal to 10% of the common shares sold pursuant to the offering at a price of $0.75 Canadian dollars per share at any time prior to two years from the date of the offering closing.

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

         This report is for the three and nine month periods ended June 30, 2001. The reader is directed to the Company's Annual Report on Form 10-KSB filing, for more information about the Company. Accordingly, this section will primarily discuss the Company's position as of the filing date hereof.

Overview

         Energy Visions Inc. (hereafter, the "Company" or "EVI", previously named Energy Ventures Inc.) was formed in November 1996, to research, develop and commercialize rechargeable battery technologies. The Company has four core battery technologies - 1) Lithium Ion ("LI") now licensed to Ilion Technology Corporation, previously Pacific Lithium Limited ("Ilion"), 2) Nickel Zinc ("NiZn"), 3) Zinc Carbon Bromine ("ZnCBr") and 4) the Direct Methanol Fuel Cell ("DMFC"), which technology was acquired in October 1999. The company is currently working on the development and optimization of the latter three technologies with the highest priority being directed towards the Direct Methanol Fuel Cell.

         The Company's major focus is upon two areas - the research and development of the Company's Direct Methanol Fuel Cell Technology and the
Pre-Commercialization of the Company's Nickel Zinc and Carbon-Zinc Bromine technologies. In regards to the Direct Methanol Fuel Cell, the Company has entered into a joint development agreement with Alberta Research Council Inc.
("ARC") to create commercial prototypes of fuel cells utilizing EVI's proprietary DMFC technology. Under the agreement, EVI and ARC will utilize ARC's premises in Calgary, Alberta to develop the DMFC technology, ARC will invest up to $2,000,000 through the provision of premises, research and laboratory facilities, ARC equipment, scientific personnel and other resources in exchange for the issuance by EVI of stock warrants to ARC at $0.82 ($1.2637 in Canadian dollars) per share, for the first $1,700,000 ($2,600,000 in Canadian dollars) of resources and thereafter at the then current market price of EVI shares.

         Costs pertaining to the Pre-Commercialization of the Company's Nickel Zinc and Carbon-Zinc Bromine technologies through June 30, 2001 were in large part, supported by the Industrial Research Assistance Program through the Pre-Commercialization contribution agreement executed in March 2000. The Company expects to spend significant sums upon expanding its battery testing capability and has purchased and is refurbishing a pilot battery production line to further expand its facilities at the Ottawa laboratory. While there can be no assurance that the Company's business plan for the next year will be successful, the R&D programs, strategic alliances and targeted financing planned for the Company are expected to support the Company's activities until significant income streams of royalties and license fees develop.

Comparative Disclosure

         During the quarter ended June 30, 2001, the Company was still a development stage company and has yet to achieve significant revenues. Revenues were approximately $26,000 and $117,000, respectively, for the three month and nine month periods ended June 30, 2001 and were entirely earned from research and development services performed for and licensing fees from Ilion. Pursuant to the terms of the Ilion License Agreement, such revenues should continue at the minimum rate of $100,000 per annum through March 2002. The Company expects revenues from Ilion to increase once Ilion commences selling LI cathode materials and LI batteries containing such materials thereby generating additional royalties for the Company. Other significant revenue sources are unlikely until the Company successfully completes the commercialization of its other technologies and is able successfully to license them to battery manufacturers.

            The Company's revenue for the three month period ended June 30, 2001, of approximately $26,000, decreased by 61% from approximately $67,000 for the same period in the prior year. The revenue for the nine month period ended June 30, 2001 of approximately $117,000 decreased by 42% from approximately $200,000 for the same period in the prior year. In both cases the decline was the result of the Company being paid additional amounts in the earlier periods while the related LI technology was being proven.

         The Company's expenses in the quarters ended June 30, 2001 and 2000 totalled approximately $911,000 and $1,017,000, respectively, resulting in a decrease of approximately 10%. The Company's expenses in the nine months ended June 30, 2001 and 2000 totalled approximately $2,898,000 and $2,025,000 respectively resulting in an increase of approximately 43%. This increase was primarily the result of the Company incurring in the current nine month period noncash financing costs of approximately $1,254,000 relating to the issuance of stock warrants to debenture holders in connection with the extension of the maturity dates of such debentures. During the prior year's nine month period, the Company incurred noncash financing costs of approximately $293,000 which related to the issuance of stock warrants to debenture holders and promoter in connection with the original issuance of such debentures.

         One of the most significant costs included in such values are the Company's research and development costs. Research and development costs for the three month and nine month periods ended June 30, 2001 were approximately $319,000 and $743,000, respectively. Compared to the research and development costs for the same three month and nine month periods in the prior year of approximately $185,000 and $430,000, respectively, the same periods for the current year resulted in increases of 72% and 73%, respectively. These increases in research and development costs reflect the Company's continued focus on developing its products and expanding its product line. It also was a result of the Company incurring noncash compensatory charges of approximately $134,000 pertaining to warrants issued to ARC for DMFC research and development activities performed in conjunction with the new joint development agreement entered into with ARC, at its Calgary facility, in the current year's quarter. Further, for the nine month period ended June 30, 2001, the increase in the current year's period is also a result of the Company incurring noncash compensatory charges of approximately $90,000 compared to $42,000 for the prior year's period, for the extension of the expiration dates of options previously issued to laboratory consultants. The Company also increased its laboratory staffing in April 2000 by hiring four additional employees. Research and development costs are expected to continue to increase as EVI continues to develop its facilities, expertise and activities and continues research and development work undertaken in Calgary Alberta in the joint program with ARC and on its behalf by National Research Council of Canada in Ottawa.

         Professional fees for the three month and nine month periods ended June 30, 2001 were approximately $30,000 and $236,000, respectively. Compared to professional fees for the same three month and nine month periods in the prior year of approximately $331,000 and $676,000, respectively, the same periods for the current year resulted in decreases of 91% and 65%, respectively. The significant professional fees incurred in the same periods of the prior year were primarily a result of noncash compensatory charges of approximately $581,000 for legal fees incurred in connection with securities law matters arising from the Company's registration with the Securities and Exchange Commission and required compliance with the federal securities laws.

         General and administrative expenses decreased to approximately $108,000 for the three month period ended June 30, 2001 from approximately $134,000 for the comparable period in the prior year, a decrease of approximately 19%. Compared to the nine month period from the prior year, general and administrative expenses decreased from approximately $489,000 to approximately $354,000 for the nine month period ended June 30, 2001, resulting in a decrease of 38%. The net decrease in general and administrative expenses primarily resulted from the Company incurring noncash compensatory charges pertaining to the issuance of stock options of approximately $193,000 in the nine month period in 2001 and approximately $363,000 for the same period in 2000.

         Interest and financing costs for the three month and nine month periods ended June 30, 2001 were approximately $426,000 and $1,480,000, respectively. Approximately a 26% and 313% increase over the prior year's amounts for the same periods which amounted to approximately $339,000 and $358,000, respectively. During the first two quarters of 2000, the Company essentially incurred minimal interest and financing costs. The increases are entirely attributable to the Company's issuance of debentures in late March 2000. More specifically, the Company incurred noncash financing costs relating to such issuance of approximately $403,000 and $1,254,000 during the three month and nine month periods in the current year, compared to noncash financing costs pertaining to this issuance of approximately $293,000 during the same three and nine month periods in the prior year for the issuance of stock warrants to debenture holders and promoter. Additionally, the Company incurred charges of approximately $70,000 during the nine month period in the current year for common stock issued to consultants for investment advisory services provided in connection with the Company filing a prospectus for the sale of shares of common stock in Canada. Furthermore,the Company accrued approximately $67,000 in the nine months of 2001 for interest on the debentures issued on March 30, 2000 and due July 31, 2001.

Liquidity

         At June 30, 2001, the Company had approximately $3,000 cash on hand and a working capital deficiency of approximately $1,582,000. Such deficiency includes approximately $607,000 of debt due directly and indirectly to the President and Chief Executive Officer of the Company. On August 22, 2001, the Company successfully completed its offering of shares in Canada and raised gross proceeds of approximately $2,000,000. The President and CEO of the Company has agreed that no portion of such proceeds will be used for a period of one year from August 22, 2001 to retire approximately $510,000 of debt due to such officer as at April 30 2001.

            The Company currently estimates it will have approximately $115,000 in monthly expenses and $10,000 in monthly revenues. A major portion of its research and development expenses in Calgary, with respect to a joint development program to create prototype fuel cells based upon the Company's Direct Methanol Fuel Cell technology, will be noncash charges and settled by the issuance of warrants and common shares to ARC. The Company accordingly believes it has and will have sufficient resources to fund its operations through the spring of 2002 at which it anticipates prototype fuel cells will be available. However, the Company does anticipate that it will seek further new equity financing in the upcoming year to support its anticipated growth in technology and research and development costs.


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5.  Other Information.

         On May 11, 2001 the Company mailed a notice to all of its shareholders advising them that the Company intended to amend its name from Energy Ventures Inc. to Energy Visions Inc. The Company has applied to the Canadian Venture Exchange (CDNX) for a listing respecting the shares to be sold to residents of Canada pursuant to the Offering. CDNX had granted conditional approval for such listing, however, a requirement of such approval was that the Company change its name in order to avoid a conflict with an existing CDNX issuer. The change of name was approved in writing by 85% of the Company's outstanding common shares, as permitted by the laws of the State of Delaware, so no further shareholder vote was required.

         The Company filed Articles of Amendment respecting the change of name with Delaware authorities on July 23, 2001.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      None.

         (b)      None.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: September 21, 2001

                                               ENERGY VISIONS INC.

                                               /s/ Peter F. Searle
                                                   Peter F. Searle
                                               Vice President, Finance