Form 10KSB
period 2001-09-30
ENERGY VISIONS INC
filed 2002-01-15
CIK 1048407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended September 30, 2001    Commission File Number 0-30285

                               ENERGY VISIONS INC.
             (Name of small business issuer in its Charter)

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

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of November 30, 2001: $1,313,229

The number of shares outstanding of Issuer's Common Stock as of November 30, 2001: 17,628,979

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Revenues for the most recent fiscal year: $140,951

ITEM 1. BUSINESS

Important background information

         The Company was incorporated on June 24, 1996 under the laws of the State of Delaware under the name O.P.D. Acquisitions, Inc. Pursuant to a share exchange agreement dated September 30, 1997 (the "EVI Canada Share Exchange Agreement"), the Company acquired all of the issued and outstanding shares in the capital of Energy Ventures Inc. (Canada) ("EVI Canada"), a company incorporated under the laws of the Province of Ontario, on November 19, 1996. On October 27, 1997, the Company filed articles of amendment to change its name to Energy Ventures Inc. On July 23, 2001, the Company filed articles of amendment to change its name to Energy Visions Inc.

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

Energy Visions Inc. (Delaware)

        100%

Energy Ventures Inc. (Canada)(Ontario)

        100%

Energy Ventures International Inc. (Barbados)

         As used in this prospectus, except as otherwise required by the context, reference to the "Company" or "Energy Visions" means Energy Visions Inc. and its direct and indirect subsidiaries.

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

Overview

         Energy Visions is involved in the research and development of technology for use in the manufacture of fuel cells and batteries. To date, the Company's focus has been on the development and commercialization of technologies for the battery market. The Company has proprietary interests in technology relating to direct methanol fuel cells ("DMFC's") and Lithium Ion, Nickel Zinc and Zinc Carbon (bromine complex) rechargeable batteries. The Company is currently focusing its efforts primarily in two areas, the development of its proprietary DMFC's and the commercialization of its Nickel Zinc technology.

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

         Since inception, DMFC's have been problematic due to what is commonly referred to as the "cross-over" problem. The "cross-over" problem refers to methanol fuel crossing over from an anode to a cathode without producing electricity. In December 1999, Energy Visions filed a patent application in Canada relating to the resolution of the fuel crossover in various fuel cell systems. The application has currently expanded internationally through the filing of a PCT (Patent Co-operation Treaty) application, in which a number of countries are designated, including the United States, Europe, Japan, China and Korea.

         The Company believes that DMFC's are equally as effective as other fuel cells with the added advantage of not requiring a fuel reformer to extract hydrogen from the fuel. In addition, the Company believes that methanol, as a fuel, offers significant production, distribution and storage advantages over competitive fuels. Furthermore, the Company anticipates that its DMFC technology will offer significant cost advantages over other fuel cell technologies. The proprietary technology of the Company which allows for the elimination of the fuel reformer also has the potential to be integrated with most other currently existing fuel cell systems.

         The Company is, as a major priority, currently developing a Nickel Zinc rechargeable battery that the Company believes will compete on cost, performance and environmental response to the Nickel Cadmium battery. Nickel Cadmium has gained wide acceptance for use in a wide variety of applications. However, Nickel Cadmium also has many inherent disadvantages including poor charge retention, memory effect and environmental concerns.

History

         The Company was formed in 1996 to develop technology for use in the manufacture of fuel cells and batteries. To date, the Company's focus has been on the development and commercialization of technologies for the battery market. Energy Visions has proprietary technology relating to Lithium Ion, Nickel Zinc and Zinc Carbon (bromine complex) rechargeable batteries. In March 2000, the Company licensed its rights in the Lithium Ion technology to Ilion Technology Corporation ("Ilion") of Delaware (previously Pacific Lithium Limited of New Zealand) (the "Ilion License Agreement").

         While the Company has successfully commercialized its technology for use in the manufacture of batteries, as part of its business strategy, the Company is focusing its efforts in two major areas: the development of its proprietary DMFC's and the commercialization of its Nickel Zinc battery technology. A major objective of the Company's business strategy is to accelerate the research, development and commercialization program of both DMFC's and the Nickel Zinc battery. The Company intends to manufacture critical components of the DMFC for supply to the ultimate fuel cell product manufacturer. The Company anticipates that test quantities of its Nickel Zinc batteries, produced by the Company's pilot production line, will be available in the first quarter of calendar 2002.

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

         In any fuel cell system, the hydrogen must be extracted from the fuel. The difference between a DMFC and other fuel cell systems is that in the DMFC, the anode catalyst itself draws the hydrogen directly from the methanol fuel whereas other fuel cell systems require a "fuel reformer" to extract the hydrogen from the fuel. Energy Visions is involved in the research and development of technology for use in the manufacture of fuel cells and batteries. The use of a fuel reformer reduces the fuel cell efficiency and increases its cost. Therefore, the Company believes that the elimination of this component, together with catalyst reduction and heat management associated therewith, will reduce the ultimate cost of producing a commercially viable fuel cell system.

Types of Fuel Cells

         There are several types of fuel cells, each of which is distinguished by the type of electrolyte material used. Certain types of fuel cells are better suited for use in particular applications depending on their performance characteristics. The following is a description of the predominant types of fuel cells:

         Solid oxide fuel cells. Solid oxide fuel cells usually use a hard ceramic material instead of a liquid electrolyte, allowing operation at extremely high temperatures (1,000 degrees Celsius). Solid oxide fuel cells are appropriate for large, high-powered applications including industrial and large-scale central electricity generating stations. Solid oxide fuel cells require significant time to reach operating temperatures and to respond to changes in electricity demand.

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

         Molten carbonate fuel cells. Molten carbonate fuel cells operate at even higher temperatures (650 degrees Celsius) which enables them to operate on unreformed fuels. Their system design is more complex than phosphoric acid fuel cells due to their higher operating temperature and utilization of a molten electrolyte. They require significant time to reach operating temperature and to respond to changes in electricity demand, and therefore are best suited for the provision of constant power in large utility applications.

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

Advantages of Direct Methanol Fuel Cells as Compared to Other Fuel Cells

         Since inception, DMFC's have been problematic due to what is commonly referred to as the "cross-over" problem. The "cross-over" problem refers to methanol fuel crossing over from an anode to a cathode without producing electricity. In December 1999, Energy Visions filed a patent application in Canada relating to the resolution of the fuel crossover in various fuel cell systems. The application has currently expanded internationally through the filing of a PCT (Patent Co-operation Treaty) application, in which a number of countries are designated, including the United States, Europe, Japan, China and Korea. The use of a fuel reformer reduces the fuel cell efficiency and increases its cost. Therefore, the Company believes that the elimination of this component, together with catalyst reduction and heat management associated therewith, will reduce the ultimate cost of producing a commercially viable fuel cell system.

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

         Initially, the Company intends to focus on stationary and portable fuel cell markets with a longer term objective of moving towards automotive fuel cells. The Company intends to develop DMFC's in the size range of 250 watts for remote battery charging and other niche applications, and 2.5 kilowatts for stationary as well as small vehicle applications. The Company anticipates that a 20 watt prototype DMFC will be available to supply to potential users, including the Canadian and US military, in the first quarter of calendar 2002. Full development is expected to take place over the next three years.

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

         In 1998, the Company entered into a long-term agreement to lease the fuel cell laboratory equipment of Astris Inc. and Astris Energi Inc. (collectively "Astris"), an alkaline fuel cell research and development corporation. The Company also entered into a 10 year licensing agreement with Astris for the use of certain alkaline fuel cell technology whereby the Company is obligated to pay a minimum royalty of approximately $7,000 per annum. The Company has withheld the most recent royalty payments under the license as the technology is not currently of use to the Company and the alkaline fuel cell technology program is not currently active. Alkaline fuel cell technology has been demonstrated and requires process optimization to get to the commercialization stage. The Company expects to devote minimal resources to this technology in the near future and will instead concentrate on the development of its DMFC, as the Company believes this offers the best market entry prospect. The research and development efforts on DMFC will support the Alkaline fuel cell technology for future applications.

         The Company and the Alberta Research Council Inc. ("ARC") entered into a joint development agreement effective April 20, 2001 to create commercial prototypes of fuel cells utilizing the Company's DMFC technology (the "ARC Agreement"). Pursuant to the ARC Agreement, the Company and ARC have and will continue to utilize ARC's premises in Calgary, Alberta to develop the DMFC technology. ARC will invest up to $1,950,000 (Cdn $3,000,000) through the provision of premises, research and laboratory facilities, ARC equipment, scientific personnel and other resources. ARC will be compensated for the first $1,690,000 (Cdn $2,600,000) of resources provided by the issuance of Common Shares at a price of Cdn. $1.2637 per share, being the average closing price of the Common Shares for the 30 days prior to the effective date of the agreement. As a result, 2,057,450 Common Shares will be issued to the ARC, which upon issuance, will represent approximately 12% of the issued and outstanding Common Shares. Resources provided by ARC in excess of $1,690,000 (Cdn $2,600,000) will be compensated through the issuance of further Common Shares at the then current market price of the shares.

         The project is being managed by a joint management committee. The Company has the right to commercially exploit intellectual property which is jointly developed, subject to a right of ARC to use the intellectual property for internal research and development projects and for purposes unrelated to batteries and fuel cells. In conjunction with the project, Karen Beliveau, director of ARC's Technology Commercialization office, became a member of the Board of Directors of the Company on August 22, 2001.

         In conjunction with the ARC Agreement, certain fuel cell technology has been transferred from the University of Graz to the ARC premises utilized by the Company. A demonstration unit utilizing the fuel cell technology is being built under the direction of Dr. Kordesch.

         The ARC Agreement is subject to termination in certain circumstances including an unrectified default under the agreement, the insolvency of a party or a disagreement between the Company and ARC representatives on the joint management committee which cannot be resolved within 60 days by the respective senior officers of the Company and ARC. On any termination of the ARC Agreement, a number of shares issued to ARC will be released to the Company, based on the differential between the value of the shares then issued and the resources provided by ARC to the Company to the date of termination.

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

         The exponential growth in the small format disposable and rechargeable battery industry is primarily due to the proliferation and popularity of battery powered devices for personal and business use and also reflects technological advances and product miniaturization. The rechargeable battery market is currently dominated by Nickel Cadmium, Nickel Metal Hydride and certain Lithium Ion technologies. Although widely utilized, each of these technologies possess either environmental or safety concerns as well as inherently deficient performance issues. The Company has researched the battery needs of consumers, OEM ("Original Equipment Manufacturer") and manufacturers and has identified alternative proprietary technologies aimed at resolving many of these issues.

         The Company believes that its current battery technologies are unique, offer superior performance relative to existing battery systems and can be offered at competing price levels. The Company develops proprietary technology for Lithium Ion, Nickel Zinc and Zinc Carbon Bromine rechargeable battery systems. Patent applications have been filed and are pending with respect to Nickel Zinc and Zinc Carbon Bromine rechargeable battery systems. The Company anticipates that such patent applications will be reviewed and granted within the next six to eight months. The Company also anticipates that the timelines for commercialization will coincide with the granting of patents. The Company's strategy is to continue to design new technologies around existing manufacturing capabilities so as to minimize the transition to market at both the consumer and manufacturing levels.

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

         The Company, in conjunction with Ilion and the National Research Council of Canada ("NRC"), has developed and is developing a proprietary Lithium Ion cathode technology which management of the Company believes may have the potential to offer a substantial improvement over existing products. The most significant competitive advantage of this technology is safety and lower material cost. The Company is the sole and exclusive worldwide licensee of this technology and has granted a license to Ilion, which is now in the process of commercializing this technology. See "Business of the Company-Batteries-Strategic Relationships".

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

         EVI's OEM small cell market strategy is targeted directly at the category currently occupied by Nickel Cadmium and Nickel Metal Hydride batteries. Nickel Zinc can be manufactured on existing equipment and is more energy efficient and less costly than the aforesaid competing technologies. First generation AA size cell optimization is in its final stages at the Company's R&D facility in Ottawa and sample cells are expected to be available for market testing by Q2 of calendar 2002. Two different types of cathodes are currently under test: "pellet" and rolled expanded "nickel foam". The focus has shifted to the "pellet" format, as it will be the most economical and quickest to market. The Company will continue development on the "nickel foam" as a means to introduce improved product performance at a later date. A Pilot Line capable of producing 15-40 batteries per minute is presently being refurbished and will serve as a demonstration line. The line is expected to be operational during Q1 of calendar 2002 and will serve to produce test batteries for prospective licensees and to validate various OEM applications. EVI's electronic engineers have designed and are working towards optimizing a low-cost charger that will be compatible with the Nickel Zinc product. The Company anticipates selling its first Nickel Zinc license in late 2002 or early 2003.

         In order to  accelerate  the  Nickel  Zinc  program,  the  Company  has retained the services of Mr. Garry Syme, who is a battery production consultant/specialist with over 30 years experience in the industry. Mr. Syme has provided consulting advice to many major battery manufacturers worldwide and was responsible for the development of manufacturing facilities for companies such as Duracell, Cegasa (Spain), Power Plus Battery Corporation, Talisman International and two facilities in China. Mr. Syme will be responsible for developing EVI's Nickel Zinc specifications for hardware component designs, partial raw materials, process and operating as well as tooling and assembly equipment. He will also oversee the refurbishing of the Pilot Line and ensure proper operation during cycling and start-up.

         Through Kordesch & Associates Inc., staff at the Technical University of Graz in Austria ("University of Graz") are supporting the Company on developing this technology. See "Business of the Company-Batteries-Strategic Relationships". Dr. Karl Kordesch serves as the Company's technical advisor. See "Management - Biographical Information of Key Personnel".

Zinc Carbon-Bromine

         The Company believes that its Zinc Carbon-Bromine complex rechargeable battery offers a low-cost, reliable rechargeable battery. The initial research stage for this technology has been completed and it is now at an early stage of development. The technology can be manufactured on existing production lines and does not require a major capital investment in equipment other than minor production line modifications and the need for additional testing equipment.

         Zinc carbon batteries are characterized as being low cost, readily available and are known for providing acceptable performance for a great number of applications. Zinc carbon batteries are the most widely used of all the primary batteries for applications such as flashlights, portable radios and other low drain electronic applications.

Strategic Relationships

         While the major battery producing companies conduct battery research and development internally, most battery research and development is undertaken within the university system and by government research organizations. The Company undertakes battery development independent of manufacturing the resultant technology and works with universities and government labs to further its in-house developments and to acquire appropriate technology.

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

         The agreement with NRC provides that the Company would provide funding to NRC in the amount of $33,000 through August 31, 1998 and thereafter, provide minimum and maximum amounts per year of $70,000 and $330,000, respectively, through the period ending July 31, 2008 (the "Technical Collaboration Period"). To date, the Company has contributed over $300,000 to the Lithium Program. The funds are to be used for ongoing research and development in Lithium Ion and other energy material technologies. The funds will be disbursed by the Company to NRC during each year of the Technical Collaboration Period pursuant to an Annual Research Plan (the "Plan") to be agreed upon by both parties. The Plan will include the objectives and funding requirements for the work to be undertaken by NRC for the following year. NRC is responsible for the research and development work contemplated by the Plan and is to provide research personnel and resources. The Company has the right to terminate its funding responsibilities upon six months prior notice. NRC may not terminate its responsibilities under the agreement prior to the conclusion of the Technical Collaboration Period.

         As part of the agreement, NRC granted the Company a non-exclusive license to use NRC's Lithium Ion Base Technology (as herein defined) for the research, development, manufacturing and marketing of batteries (with the right to sublicense such technology) and the exclusive right to use and/or license the Enhancements (as herein defined). "Base Technology" includes all rights, patents, applications, inventions, and technical information existing in March 1997 and owned by NRC and related to Lithium Ion technology. "Enhancements" means any inventions, ideas, formulae, designs or modifications developed by the Company and NRC during the Technical Collaboration Period. The Company's license terminates on the expiration date of the last patent pertaining to the Base
Technology or the Enhancements, a period that will terminate no earlier than 2013. However, NRC has advised the Company that it was in default with this agreement as a result of nonpayment of an outstanding invoice for research and development services rendered. EVI has disputed the default and the dispute is currently in negotiation.

         In March 2000, the Company entered into an agreement with NRC to receive an approximately $330,000 (Cdn. $495,000) refundable pre-commercialization funding contribution from the NRC's Industrial Research Assistance Program and from Industry Canada's Technology Partnerships Canada program (the "Pre-Commercialization Contribution Agreement"). Under the terms of such agreement, the funding contribution is repayable in quarterly installments commencing July 1, 2003 in an amount equal to 1.7% of all gross revenues to a maximum of $495,000 (Cdn. $742,500). Should the total amount repaid be less than $495,000 (Cdn. $742,500) at March 31, 2006, payments will continue to be made each quarter at the same rate until a maximum of $495,000 (Cdn. $742,500) is repaid. These funds will be directed to the battery commercialization program and approximately $273,000 has been advanced pursuant to such agreement. The Company is also exploring opportunities with NRC apart from the Lithium Ion Technology, and has initiated a proposal with NRC related to DMFC's.

         In March 2000, the Company licensed its right in the Lithium Ion technology to Ilion (the "Ilion License Agreement"). In consideration for the licensing rights, Ilion agreed to pay the Company a monthly research and development contribution and is further obligated to pay an annual minimum guaranteed royalty fee for the term of the license, a portion of which can be satisfied through continued research and development funding. Such minimum guaranteed royalty fees are scheduled to total $6.8 million through March 31, 2007. Ilion has paid the Company the sum of $100,000 to satisfy the minimum guaranteed royalty amount through March 31, 2001, such sum being designated as ongoing research and development funding. Ilion has not paid sums respecting additional research and development funding through March 31, 2001 of approximately $40,000 and the matter is currently under negotiation.

         Pursuant to a program that commenced in 1997 and ended in February, 1999, Samsung Electronics Corporation ("Samsung") and NRC developed Lithium Ion technology and manufacturing methodology. In exchange for this sponsorship, Samsung was granted exclusive rights in South Korea and a non-exclusive right to license and sublicense the resulting technology enhancements for countries other than South Korea. To use the NRC Lithium Ion Base Technology, Samsung must first obtain a license from the Company. As of the date hereof, Samsung has not sought a license from the Company. For countries other than South Korea, the Company retained the non-exclusive right to license and sublicense the resulting technology enhancements and has granted a license to Ilion.

Kordesch & Associates Inc.

         Since its incorporation, the Company has maintained, through Kordesch & Associates Inc., a technical alliance with the scientific staff at the University of Graz. EVI continues to work indirectly with such staff at the University of Graz on both battery and DMFC technology to support their development and commercialization. This work is related to optimizing the performance of the battery through design modifications and cycling tests. The Company has frozen the cell design and is working to optimize the fabrication techniques and verify performance and cost for the first generation battery. The electrode program concentrates on using Nickel foam materials.

Intellectual Property

         The Company's assets include patents and know-how in portable energy related inventions. The Company currently owns or licenses nine patents, of which six are related to Lithium Ion cathode materials and are licensed from NRC. EVI has applied for patents in each of its other core technical areas; a Nickel Zinc rechargeable battery, a Zinc Carbon Bromine rechargeable battery and a DMFC. The Company has taken steps to ensure that its intellectual property is protected to the greatest degree possible. There can be no assurance that the Company's patent applications will be approved in their current or modified forms. In addition, there can be no assurance that, if approved, the patent application will provide significant proprietary protection.

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

         Other companies involved in the development of technology for the manufacture of fuel cells include Ballard Power Systems Inc., Fuel Cell Energy, Inc., Global Thermoelectric Inc., International Fuel Cells Corporation, a subsidiary of United Technologies, H Power Corp., SiemensWestinghouse Electric Company, Toshiba Corporation, Plug Power, Fuel Cell Technologies and Manhattan Scientific, to name a few.

         The Company also faces competition for the development of technology for the manufacture of batteries. The Lithium Ion battery technology market is dominated by Japanese companies, specifically Sony Corporation. The Company's Nickel Zinc technology will compete directly with Nickel Cadmium and Nickel Metal Hydride. North American and Japanese manufacturers currently dominate this market. The Company is aware of only one other corporation, Evercell Inc., that manufactures a Nickel Zinc battery, which is produced in a flat pack format, compared to the Company's battery, which is cylindrical. The Company's Zinc Carbon Bromine technology is believed to be unique in a rechargeable system. Management of the Company is not aware of any competition to this system in the marketplace.

Employees

         EVI currently has 10 full time employees of which 2 are executives, 2 are engaged in administrative activities and 6 are engaged in research and development activities. Additional financing permitting, the Company intends to hire up to 6 additional employees. None of EVI's employees are represented by a labor union. EVI believes that relations with its employees are good. The Company believes that an important aspect of fuel cell expansion will be the hiring of technical staff to accelerate development (electro-chemists, design engineers, materials engineers and technicians), the hiring of business development staff to strategically build business and technical alliances and the acquisition of critical testing equipment.

ITEM 2. PROPERTIES

         EVI's principal office and development laboratory facilities are located in approximately 4093 square feet of leased space on the campus of NRC in Ottawa, Ontario. The lease expires on December 31, 2003 and provides for a monthly rental of approximately $2,100. The Company is also provided space at ARC's facilities in Calgary, Alberta in connection with the joint development project for DMFC's at a monthly rental of approximately $2,400. The monthly rental fee is being paid for by the prior issuance of EVI Special Warrants.

ITEM 3.  LEGAL PROCEEDINGS

         We are not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         On July 23, 2001, the Company filed an amendment to its Certificate of Incorporation to change its name to Energy Visions Inc.

         The authorized share capital of the Company consists of 50,000,000 Common Shares and 5,000,000 preferred shares, each with a par value of $0.0001, of which, as at November 30, 2001, 17,628,979 Common Shares and no preferred shares were issued and outstanding.

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

         EVI's Common Shares are listed and posted for trading on the OTC Bulletin Board under the symbol "EGYV". A trading market also exists pertaining to EVI Common Shares issued in connection with a share offering, registered in Canada but not in the U.S., and completed in August 2001. Common Shares issued pursuant to such offering are ineligible for purchase by a US citizen or company. Such market is on The Canadian Venture Exchange under the symbol "EVI.S".

         The closing price of the Common Shares on the OTC Bulletin Board on November 30, 2001, was $0.26. The following table sets forth in US dollars, information relating to the trading of the Common Shares on the OTC Bulletin Board, for the fiscal periods indicated:

                                                 High              Low
2000
First Quarter                                    $2.00             $0.75
Second Quarter                                   $4.75             $1.25
Third Quarter                                    $2.81             $1.00
Fourth Quarter                                   $3.31             $1.19
2001
First Quarter                                    $2.56             $0.75
Second Quarter                                   $1.03             $0.52
Third Quarter                                    $1.45             $0.63
Fourth Quarter                                   $0.71             $0.35
2002
First Quarter                                    $0.85             $0.25


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data for the fiscal year ended September 30, 2001 is derived from our audited financial statements included in this Report.

         The following data should be read in conjunction with our financial statements and related footnotes.

Statement of Operations Data

                            For the twelve
                            months ended
                              9/30/01
                           ----------------
         Revenue            $  140,951
         Operating Loss     $3,249,713
         Income Taxes       $        0
         Net Loss           $3,249,713
         Net Loss Per Share
              Basic and Diluted  $0.23

Balance Sheet Data

                           September 30, 2001
                           ------------------
         Working Capital       $ (309,782)
         Total Assets          $1,377,163
         Total Liabilities     $1,263,633
         Stockholders' Equity  $  113,530

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

Overview

         Energy Visions is involved in the research and development of technology for use in the manufacture of fuel cells and batteries. To date, the Company's focus has been on the development and commercialization of technologies for the battery market. The Company has proprietary interests in technology relating to DFMC's, Lithium Ion, Nickel Zinc and Zinc Carbon (bromine complex) rechargeable batteries. The Company is currently focusing its efforts primarily in two areas: the development of its proprietary DMFC's and the commercialization of its Nickel Zinc technology.

         Respecting the DMFC technology, on April 20, 2001, the Company entered into a joint development agreement with the Alberta Research Council, Inc. ("ARC") to create commercial prototypes of fuel cells utilizing the Company's Direct Methanol Fuel Cell Technology. Pursuant to the agreement, ARC will invest up to $1,950,000 (Cdn $3,000,000) through the provision of premises, research and laboratory facilities, ARC equipment, scientific personnel and other resources. ARC will be compensated for the first $1,690,000 (Cdn $2,600,000) of resources provided by the issuance of Common Shares at a price of Cdn. $1.2637 per share, being the average closing price of the Common Shares for the 30 days prior to the effective date of the agreement. As a result, 2,057,450 Common Shares will be issued to the ARC, which upon issuance, will represent approximately 12% of the issued and outstanding Common Shares. Resources provided by ARC in excess of $1,690,000 (Cdn $2,600,000) will be compensated through the issuance of further Common Shares at the then current market price of the shares. By collaborating their efforts, the Company and ARC hope to accelerate the development of the prototype DMFCs.

         The DMFC development program effectively commenced in Calgary in February 2001. On November 14, 2001, the Company announced the engagement of Dr. Doug James, PhD, MBA, as General Manager of the Fuel Cell Division, to administer the Company's DMFC activities. The Company expects to spend significant sums upon expanding, equipping and staffing its laboratory in Calgary for its DMFC activities. The Company is also working towards the pre-commercialization of its Nickel Zinc and Zinc Carbon-Bromide technologies. Costs relating to such projects were previously in large part supported by the NRC's Industrial Research Assistance Program through the Pre-Commercialization Contribution Agreement executed in March 2000. The Company is also expanding its battery testing capability and has purchased and is refurbishing a pilot battery production line to further expand its battery manufacturing facilities.

         Respecting the Company's Nickel Zinc battery technology, the Company anticipates that test quantities of its Nickel Zinc batteries, produced by the Company's pilot production line, will be available in the first quarter of calendar 2002.

         While there can be no assurance that the Company's business plans for the future will be successful, the research and development programs, strategic alliances and targeted financing planned for the Company are expected to support the Company's activities in the short term.

Results of Operations

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

         Revenues during the year ended September 30, 2001 decreased approximately 38% from approximately $226,000 in 2000 to approximately $141,000 in 2001. Revenues were almost entirely earned from research and development and licensing fees from Ilion, which fees commenced late in 1999. Pursuant to the terms of the Ilion License Agreement, such revenues should continue at the minimum rate of $100,000 per annum through March 2002. However, the Ilion License Agreement is currently under negotiation.

         The Company's expenses for the year ended September 30, 2001 increased by approximately 23% to approximately $3,391,000 as compared to approximately $2,753,000 for the year ended September 30, 2000. Interest and financing charges increased approximately 125% from approximately $699,000 in 2000 to $1,575,000 in 2001. The increased financing fees and interest costs relate primarily to additional noncash compensatory charges of approximately $1,308,000 in fiscal 2001, compared to $699,000 in fiscal 2000, as a result of additional issuances of stock warrants to further extend the maturity date of the Debentures to July 31, 2001. Such Debentures were repaid out of the proceeds of the Canadian share offering on August 22, 2001.

         General and administrative expenses decreased by approximately 16% from approximately $577,000 in 2000 to approximately $486,000 in 2001. The net decrease in general and administrative expenses primarily resulted from the Company incurring noncash compensatory charges pertaining to the issuance of stock options of approximately $193,000 in the current year compared to approximately $363,000 in the prior year. The cost of professional fees decreased substantially, by approximately 56%, from approximately $794,000 in 2000 to approximately $353,000 in 2001. The significant professional fees incurred in the prior year, were primarily the result of noncash compensatory charges of approximately $606,000 for legal fees incurred in connection with securities law matters arising from the Company's registration with the Securities and Exchange Commission in the United States.

         One of the other significant increases in costs pertains to the Company's expenses related to the research and development costs of the Company's battery technologies. Such costs increased by approximately 47% from approximately $583,000 in 2000 to $856,000 in 2001. The significant increase in research and development costs is a result of approximately $210,000 in noncash compensatory charges incurred in connection with the extension of previously issued options to employees and nonemployees and research and development services rendered in conjunction with the ARC agreement. The remaining increase in research and development costs reflects the Company's continued focus and emphasis on developing its products and expanding its product line.

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

         Revenues during the year ended September 30, 2000, increased 402% to approximately $226,000 as compared to approximately $45,000 for the year ended September 30, 1999. Revenues were almost entirely earned from research and development and licensing fees from Ilion, which fees commenced late in 1999. Pursuant to the terms of the Ilion License Agreement, such revenues should continue at the minimum rate of $100,000 per annum through March 2002.

         The Company's expenses for the year ended September 30, 2000 decreased 23% to approximately $2,753,000 as compared to approximately $3,588,000 for the year ended September 30, 1999. The Company had, during 1999, incurred noncash compensatory charges of approximately $3,019,000 for Common Shares issued below fair market value to an officer. During fiscal 2000, the Company incurred professional fees of approximately $794,000, an approximately 773% increase over approximately $91,000 in the prior year. The Company also incurred, in fiscal 2000, interest and financing costs of approximately $699,000 an approximately 3,395% increase over approximately $20,000 in 1999. The increased professional fees primarily relate to legal costs incurred in connection with securities law matters arising from the Company's registration with the Securities and Exchange Commission in the United States and the issue of share purchase options to US legal counsel. The increased financing fees and interest costs are related to the issue of Debentures. Such Debentures became due in January and February 2001 but were extended to July 31, 2001.

         General and administrative charges, other than the noncash compensatory charges of approximately $3,019,000 in 1999 and approximately $363,000 in 2000, respectively, increased from approximately $140,000 in fiscal 1999 to approximately $214,000 in fiscal 2000, an increase of approximately 53%.

         One of the other significant increases in costs pertains to the Company's expenses related to the research and development costs of the Company's battery technologies. Such costs more than doubled during the year ended September 30, 2000 from approximately $235,000 to approximately $583,000, reflecting the Company's continued focus and emphasis on developing its products and expanding its product line.

Liquidity and Capital Resources

         At September 30, 2001, the Company had a working capital deficiency of approximately $310,000 compared to a deficiency of $204,000 at September 30, 2000. The 2001 value includes approximately $495,000 due by the Company to a company controlled by D. Wayne Hartford, the President and Chief Executive Officer of the Company and to such individual. This amount cannot be repaid out of the proceeds of the August, 2001 public offering pursuant to an agreement with the Canadian Venture Exchange ("CDNX"), for a period of one year from the date of closing of the public offering. As at December 31, 2001 the Company has approximately $115,000 in monthly expenses and $8,000 in revenues. Accordingly, the Company has insufficient cash to continue its operations beyond February 28, 2002. The Company anticipates continued funding from the President and Chief Executive Officer of the Company. See "Interest of Management and Others in Material Transactions".

         The Company is in need of new capital to support its growth and technology, research and development costs and to fund expanded capital facilities. The Company is currently seeking new capital through a proposed share offering in Canada, however, there can be no assurance that this or any other financing will be successful and if it is not successful, additional debt or equity financing will be required and the Company's research and development activities will have to be reduced.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

         The following table sets forth the name, age and office held with the Company of each person who is a director or senior officer of the Company.

Name                          Age            Position with the Company
----                          ---            -------------------------
D. WAYNE HARTFORD             56             President, Chief Executive Officer
                                             and Director
DR. PHILIP WHITING            44             Vice President, Research and
                                             Development and Director
DAVID J. TRUDEL               48             Chief Operating Officer and
                                             President of the Battery Division
                                             and Director
PETER F. SEARLE               62             Chief Financial Officer, Vice
                                             President of Finance, Secretary
                                             and Director
STEPHEN J. YOVETICH           32             Assistant General Manager

BRUCE CLARK                   48             Director and Chairman of the Audit
                                             Committee

KAREN BELIVEAU                47             Director and member of the Audit
                                             Committee

THE HON. DAVID PETERSON       58             Director and member of the Audit
                                             Committee

         Mr. Wayne Hartford - President and Chief Executive Officer. Mr. Hartford has been President and Chief Executive Officer and a director of the Company since 1996. Mr. Hartford has over 18 years of experience in the battery business and 25 years experience in marketing packaged consumer goods. Mr. Hartford started in product management at Warner Lambert in 1967, moved to Kimberly Clark in 1970 as Marketing Manager and in 1973 became a Director of Marketing Services for Young and Rubicam. In 1974, Mr. Hartford founded D.W. Hartford & Associates Inc., a marketing consulting firm that became a full service advertising agency in 1976. In 1986, and in conjunction with Dr. Karl Kordesch, Mr. Hartford formed Battery Technologies Inc. ("BTI") and was responsible for the development and subsequent international launch of the rechargeable alkaline battery. Mr. Hartford served as President of BTI until joining the Company in 1996 and was responsible for many licensing ventures associated with that technology.

         Dr. Philip Whiting - Vice President, Research and Development. Dr. Whiting is Vice President, Research and Development and a Director of the Company and EVI Canada. Dr. Whiting devotes approximately 50% of his time to the business of the Company. Dr. Whiting obtained a PhD in Chemistry from McGill University in 1981. Prior to joining the Company, Dr. Whiting was Vice President, Science and Technology of Trojan Technologies Inc., a manufacturer of water treatment products, from 1997 to 2000 and Vice President and Executive Scientist of Abitibi-Price Inc., an international paper and paper products company, from 1991 to 1997.

         Mr. David J. Trudel - Chief Operating Officer and President of the Battery Division. Mr. Trudel was formerly Vice President Market Development with Talisman International Inc. (a Canadian battery manufacturer), from August 1997 to January 2000, and was responsible for the marketing, sales and administration of alkaline equipment turnkey systems as well as OEM and export battery sales initiatives. Prior thereto, Mr. Trudel was, from May 1995 to August 1997, Vice President, Market Development with BTI and was responsible for licensing RAM
(TM)(Rechargeable Alkaline Manganese) Technology, equipment sales and the development of industrial markets for RAM(TM) batteries. Mr. Trudel was, from November 1993 and remains today, President of 1122613 Ontario Limited, operating as RMI Marketing International, a private battery marketing consulting corporation. Prior thereto, Mr. Trudel was Vice President of Operations and Sales of a division of Indal Limited.

         Mr. Peter F. Searle - Vice President of Finance, Chief Financial Officer and Secretary. Mr. Searle is Vice President, Finance, Chief Financial Officer, Secretary and a Director of the Company and EVI Canada. Mr. Searle is a chartered accountant in both Canada and the U.K. and since 1975 has been President of Postscript Financial Services Inc., a corporation that provides financial consulting and accounting services in Canada. Prior to joining the

Company in 1996, Mr. Searle served from 1979 to 1984 as Vice President Finance, and from 1984 to 1987, as Senior Vice President Finance and Secretary of
Standard Broadcasting Corporation Limited, a Canadian owned major public broadcasting corporation with radio and cable television interests in Canada, the US and Europe.

         Mr. Stephen J. Yovetich - Assistant General Manager. Mr. Yovetich is an officer of the company and general manager of the Ottawa development facility. Prior to joining the company in April 2000, Mr. Yovetich was employed by Queen's University from July 1996 to April 2000 as a coordinator in the Department of Athletics and Recreation, and an Instructor in the School of Physical and Health Education.

         Mr. Bruce Clark - Director and Chairman of the Audit Committee. Mr. Clark has been a partner of the law firm of Cassels Brock & Blackwell LLP since 1986. Mr. Clark practices corporate, commercial and securities law and provides services to a broad range of public and private corporations as well as to various governmental ministries and agencies. Mr. Clark is a past Chair of the Executive Committee and Finance Committee of the firm.

         Ms. Karen Beliveau - Director and member of the Audit Committee. Ms. Beliveau is Director of the Commercialization Office for the Alberta Research Council Inc. and directs ARC's technology acquisition and development activities. Ms. Beliveau was previously Director, Corporate relations of ARC.

         The Hon. David Peterson - Director and member of the Audit Committee. Mr. Peterson is a senior partner and Chairman of the law firm of Cassels Brock & Blackwell LLP. Mr. Peterson served as Premier of the Province of Ontario between 1985 and 1990 and is currently on the Boards of Directors of many public companies including Rogers Communications Inc., Rogers AT&T Wireless, and Cambridge Shopping Centres Limited. He chairs many charitable, cultural and environmental organizations including Ontario March of Dimes, University of Toronto Governing Council and Canadian Club. He is the recipient of many awards including Knight of the Order of the Legion of Honour of France.

Biographical Information of Key Personnel

         Dr. Douglas James - General Manager of the Fuel Cell Division. Dr. James recently joined the Company to administer the Company's Fuel Cell Division in Calgary, Alberta. Dr. James received his B.Sc. from the University of Calgary in 1973, his PhD from the University of Minnesota in 1981 and earned an M.B.A. from the University of Calgary in 1994. In 1994 he became director of project engineering at Polymer Science Corporation and from 1995 to 1998 was President and CEO of that corporation. Dr. James has extensive experience in commercializing R&D activities in various industries. He has published widely and was awarded the R&D 100 and Photonics Spectra awards for his development of the LS100 luminescence instrument.

         Dr. Karl Kordesch - Technical Advisor. Dr. Kordesch previously worked with the Eveready research group that invented the single-use alkaline technology currently being manufactured and marketed under such brand names as Duracell(TM) and Energizer(TM). Dr. Kordesch also invented the rechargeable Alkaline Manganese technology that is now in use by consumers around the world. Dr. Kordesch was also involved in the development of the first operational hydrogen air fuel cell powered electric vehicle in 1970. Dr. Kordesch is the author of one of the more comprehensive books available on fuel cells called, "Fuel Cells and Their Applications". Dr. Kordesch has written or edited several hundred books, technical papers and publications on a number of electrochemical related topics including bi-polar batteries, fuel cells, rechargeable and single-use Alkaline Manganese and Zinc Bromine storage batteries. In addition to his responsibilities at the Company, Dr. Kordesch remains a Professor Emeritus at The Technical University of Graz, Austria and continues to be active on the international electrochemical conference circuit and in the publishing of papers and text books.

         Dr. Yuwei Shen - Battery Scientist, employed by EVI. Dr. Shen, has extensive experience in the study of rechargeable alkaline batteries, from which he has obtained important results for anode, cathode, current collector separator, electrolyte, electric chargers and solar cells. Dr. Shen has written numerous publications and has co-written several publications with Dr. Kordesch. His fields of research extend to Carbon Zinc/Bromine, Nickel Zinc and Alkaline Fuel Cells. Dr. Shen received his Bachelor Degree of Science from Shanghai Teachers University in 1982 and his Doctorate from the Technical University of Graz in 1997.

         Dr. Waltraud Taucher-Mautner - Battery Scientist, who indirectly provides consulting services to EVI. In 1994, Dr. Taucher-Mautner, obtained a research grant from The University of California at Berkeley for Nickel/Zinc battery systems, especially Nickel fiber electrodes. Her fields of research have yielded 30 papers, patents and oral and poster presentations for research into rechargeable Alkaline Manganese dioxide Zinc cells, particularly cell optimization, additives, charging methods and electrolyte. Dr. Taucher-Mautner has also researched Nickel Zinc cells, particularly cylindrical and flat design, sintered and non-sintered (paste) Nickel electrodes, pasted Zinc electrodes, electrochemical impregnation techniques and charging methods. Her teaching activities include basic analytical chemistry and advanced electro analytical chemistry.

Indemnification of Directors and Officers

         EVI's By-Laws include certain provisions permitted pursuant to the Delaware General Corporation Law whereby its officers and directors are to be indemnified against certain liabilities to the fullest extent permitted by law. These provisions of the By-Laws have no effect on any director's liability under Federal securities laws or the availability of equitable remedies, such as injunction or recession, for breach of fiduciary duty. EVI believes that these provisions will facilitate its ability to continue to attract and retain qualified individuals to serve as our directors and officers.

         At present, there is no pending litigation or proceeding involving any of EVI's directors, officers, employee or agents where indemnification might be required or permitted. The Company is unaware of any threatened litigation or proceeding that might result in a claim for such indemnification.

Compensation of Directors

         None of the directors of the Company received any cash compensation in their capacity as directors of the Company. During the fiscal year ended September 30, 2001, options to purchase 100,000 Common Shares of the Company at the market price on the date of grant of $0.65625 were granted to directors of the Company and options to purchase 50,000 Common Shares of the Company to directors of the Company were extended until July 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth, for the years ended September 30, 2001, 2000 and 1999, the aggregate remuneration paid or payable by the Company to the person who acted as Chief Executive Officer of the Company during such periods and to the other executive officers who earned a salary and bonus in excess of $100,000 during the fiscal year ended September 30, 2001 (collectively, the "Named Executive Officers").


                                  Annual Compensation
                                                       Other Annual      Long-Term Compensation Awards
Name and Principal      Fiscal    Salary     Bonus     Compensation      Securities Underlying
Position                Year      ($)        ($)       ($)               Options/SARs
--------                ----      ---        ---       ---               ------------------------------


D. Wayne Hartford       2001      138,789    -         4,665             -
President   and  Chief  2000      144,039    -         4,850             901,900
Executive Officer       1999      142,900    -         4,800             -


----------------
Option Grants for the year ended September 30, 2001

Indebtedness of Directors, Executive Officers and Senior Officers

         None of the Company's directors, executive officers or senior officers, nor any associate of such director, executive officer or senior officer has, during the fiscal year ended September 30, 2001, been indebted to the Company or any of its subsidiaries. In addition, none of the indebtedness of these individuals to another entity has been the subject of a guarantee, support agreement, letter of credit or similar arrangement or understanding of the Company.

Employment Contracts

         None

Stock Option Plan

         The Company has an incentive stock option plan (the "Stock Option Plan") for its directors, officers, employees, consultants and advisors. A maximum of 2,000,000 Common Shares are issuable by the Company under the Stock Option Plan.

         On October 2, 2001, the Board of Directors approved a new Stock Option Plan ("New Plan"). Such plan is subject to both the approval of CDNX and the approval of the shareholders. The approval of CDNX is still to be obtained and the New Plan will be presented to the Company's shareholders for consideration at its next annual meeting.

         The Stock Option Plan and the New Plan are designed to provide incentives to directors, officers, key employees, consultants and advisors of the Company and its affiliates and to permit these persons to participate in the growth and success of the Company. Options to purchase Common Shares may be granted from time to time by the board of directors of the Company at an exercise price determined by them, which in no case would be less than the par value of the Common Shares. Options granted under the Stock Option Plan are non-transferable other than in accordance with the Stock Option Plan and must be exercised no later than ten years after the date of the grant or a lesser period as determined by the board of directors of the Company. Options to purchase 1,520,000 Common Shares are presently outstanding under the Stock Option Plan, the details of which are set forth in the following table which does not include options to purchase 760,000 common shares granted under the New Plan, still to be approved by CDNX and the shareholders.


Class of Optionee                 Number of
                                  Common Shares        Date of Grant      Exercise Price $       Expiry Date
                                  Under Option

D. Wayne Hartford                 350,000              Aug. 22/00          $1.1875                See Note 2
Four executive  officers  as a
group                             400,000              Apr. 12/00          $2.00                  See Note 1
                                  100,000              Apr. 13/00          $2.00                  See Note 1
                                  200,000              Aug. 22/00          $1.1875                See Note 2
                                  100,000              Mar. 19/01          $0.65625               See Note 3
One  Director who is not also an  75,000               Aug. 22/00          $1.1875                See Note 2
executive officer
Six  employees  or  service       65,000               Apr. 12/00          $2.00                  See Note 1
providers as a group              30,000               Aug. 22/00          $1.1875                See Note 2

Heller, Horowitz & Feit, P.C.     200,000              Apr. 11/00          $2.00 (4)              Mar. 28/03
                                  -------
                                1,520,000

---------------
Notes:
(1) One-third now exercisable and expiring April 11, 2002; one-third exercisable after January 1, 2002 and expiring April 11, 2003; and one-third exercisable after January 1, 2003 and expiring April 11, 2004.
(2) One-third now exercisable and expiring August 21, 2003; one-third exercisable after January 1, 2002 and expiring August 21, 2004; and one-third exercisable after January 1, 2003 and expiring August 21, 2005.
(3) One-third now exercisable and expiring March 18, 2003; one-third exercisable after March 19, 2002 and expiring March 18, 2004; and one-third exercisable after March 19, 2003 and expiring March 18, 2005.
(4) If the market price of the Company's Common Shares drops below $2.00 for a period of 10 consecutive trading days, the Company will reduce the price of the optioned shares to the greater of $1.00 and the average trading price during such trading period.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ended September 30, 2001, to the Company's knowledge no required person did not timely file such forms.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of November 30, 2001, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for (i) each person known by EVI to own beneficially more than five (5%) percent of our outstanding common stock, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

                                    Shares of
Name and Address                   Common Stock        Percent of Class

D. Wayne Hartford                  12,486,767 (1)           69.91%
43 Fairmeadow Avenue
Toronto, Ontario,
M2P 1W8, Canada

Dr. Philip Whiting                     33,333 (6)           less than 5%
21727 Vanneck Road, R.R. #4
Komoka, Ontario,
N04 1R0, Canada

David J. Trudel                       250,000 (4)           less than 5%
7113 Hickling Crescent,
Mississauga, Ontario,
L5N 5A3, Canada

Peter F. Searle                       379,001 (2)           less than 5%
11084 Sheppard Avenue E.
Scarborough, Ontario,
M1B 1G2, Canada

Stephen J. Yovetich                    87,000 (3)           less than 5%
3 Whithorn Avenue,
Kanata, Ontario,
K2K 3A6, Canada

W. Bruce Clark                        126,000 (5)           less than 5%
7 Mullet Road,
Toronto, Ontario,
M2M 2A7, Canada

All Officers and Directors
as a Group (six persons)            13,362,101(7)              72.57%
---------------------

(1) Includes shares owned by Bonita A. Hartford, Mr. D. Wayne Hartford's wife and Bonhart Holdings Corporation, a corporation controlled by Bonita A. Hartford and also shares owned by Hartford Investments Corporation II, a corporation controlled by Mr. Hartford. Includes options for Mr. Hartford re 233,334 shares, exercisable within 60 days.

(2) Includes 12,000 shares issued in the name of Margaret E. Searle, Mr. Searle's wife. Includes options for 200,334 shares, exercisable within 60 days.

(3)  Includes options for 67,000 shares exercisable within 60 days

(4)  Includes options for 100,000 shares exercisable within 60 days

(5) Includes 74,000 shares owned by Margaret Clark, Mr. Clark's wife and options for 50,000 shares exercisable within 60 days

(6)  Consists of options for 33,333 shares exercisable within 60 days

(7) Includes 12,578,100 shares of Common Stock issued and outstanding, plus the shares underlying the aggregate 784,001 options listed here as being exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As at September 30, 2001, $495,302 was due by the Company to a company controlled by D. Wayne Hartford, the President and Chief Executive Officer of the Company and to such individual. This amount cannot be repaid out of the proceeds of the August, 2001 public offering pursuant to an agreement with the Canadian Venture Exchange ("CDNX"), for a period of one year from the date of closing of the public offering. Approximately $301,000 of such total bears interest at the rate of 7% per annum with no specified repayment terms.

         The Company was charged approximately $139,000, $146,000, $143,000 and $709,000 for the years ended September 30, 2001, 2000, 1999 and for the period from inception through September 30, 2001, respectively, by a company controlled by the Company's President and Chief Executive Officer for the provision of management services.

         During the year ended September 30, 2000, the Company was charged approximately $109,000 by one of its officers for research and development charges.

         The Company was charged approximately $120,000, $34,000, $17,000 and $198,000 for legal services for the years ended September 30, 2001, 2000 and 1999 and for the period from inception through September 30, 2001, respectively, by law firm Cassels Brock & Blackwell LLP. Bruce Clark, and David Peterson, both directors of the Company, are partners of Cassels Brock & Blackwell LLP.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)      1.  Financial Statements

         The  financial   statements  are  listed  in  the  Index  to  Financial
Statements and are filed as part of this annual report.

         2.  Not Applicable.

         3.  Exhibits

         None

(b)      Reports on Form 8-K

         None

                                ENERGY VISIONS INC. AND SUBSIDIARIES
                               (formerly Energy Ventures Inc. and Subsidiaries)
                                                  (a development stage company)

                                                                      CONTENTS
                                                            September 30, 2001
--------------------------------------------------------------------------------

Independent Auditor's Reports                                        F-2 - F-4


Consolidated Financial Statements:

   Balance Sheet                                                     F-5
   Statement of Operations                                           F-6
   Statement of Comprehensive Operations                             F-7
   Statement of Stockholders' Equity                                 F-8 - F-10
   Statement of Cash Flows                                           F-11
   Notes to Consolidated Financial Statements                        F-12 - F-26

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Energy Visions Inc.
(formerly Energy Ventures Inc.)


We have audited the accompanying consolidated balance sheets of Energy Visions Inc. and Subsidiaries (formerly Energy Ventures Inc. and Subsidiaries) (a development stage company) as of September 30, 2001 and 2000, and the related consolidated statements of operations, comprehensive operations, stockholders' equity, and cash flows for the years then ended and the amounts included in the cumulative column in the consolidated statements of operations, comprehensive operations, and cash flows for the period from October 1, 1999 to September 30, 2001. The amounts in the cumulative column in the consolidated statements of operations, comprehensive operations, and cash flows for the period from November 19, 1996 (inception) to September 30, 1999 were audited by other auditors whose report, dated February 21, 2000, expressed an unqualified opinion on those statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Visions Inc. and Subsidiaries (formerly Energy Ventures Inc. and Subsidiaries) as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended and the amounts included in the cumulative column in the consolidated statements of operations, comprehensive operations, and cash flows for the period from October 1, 1999 to September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has not generated significant revenue from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

November 21, 2001

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Energy Visions Inc.
(formerly Energy Ventures Inc.)


We have audited the accompanying consolidated statements of operations, comprehensive operations, stockholders' equity, and cash flows of Energy Visions Inc. and Subsidiaries (formerly Energy Ventures Inc. and Subsidiaries) (a development stage company) for the year ended September 30, 1999 and for the period from November 19, 1996 (inception) to September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Energy Visions Inc. and Subsidiaries (formerly Energy Ventures Inc. and Subsidiaries) for the year ended September 30, 1999 and the amounts included in the cumulative column in the consolidated statements of operations, comprehensive operations, and cash flows for the period from November 19, 1996 (inception) to September 30, 1999 in conformity with generally accepted accounting principles.

/s/Shimmerman Penn Burns Becker, LLP

SHIMMERMAN PENN BURNS BECKER, LLP
Chartered Accountants
Toronto, Canada

February 21, 2000

                                        ENERGY VISIONS INC. AND SUBSIDIARIES
                             (formerly Energy Ventures Inc. and Subsidiaries)
                                                (a development stage company)

                                                  CONSOLIDATED BALANCE SHEET
                                                  (expressed in U.S. dollars)

-------------------------------------------------------------------------------------------------------------------
September 30,                                                            2001                 2000
-------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                          $489,074               $3,793
  Accounts receivable, net of allowance for doubtful
   accounts of $90,000 in 2001                                          8,077                5,059
  Refundable investment tax credits                                    86,725              106,311
  Due from related parties                                                                  10,975
  Prepaid expenses and other current assets                            96,505              704,120
--------------------------------------------------------------------------------------------------------------------
      Total current assets                                            680,381              830,258

Property and Equipment, net of accumulated depreciation
 of $185,396 and $105,096, respectively                               423,233              418,640

License and Technology Costs, net of accumulated
 amortization of $181,378 and $141,241, respectively                  273,549              313,686
------------------------------------------------------------------------------------------------------------------
      Total Assets                                                 $1,377,163           $1,562,584
==================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                              $494,861           $  308,983
  Deferred revenue                                                                          50,000
  Due to related parties                                              495,302              177,346
  Debentures payable                                                                       497,678
-------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                       990,163            1,034,007
Loan Payable                                                          273,470               47,376
------------------------------------------------------------------------------------------------------------------
      Total liabilities                                             1,263,633            1,081,383
------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock - $.0001 par value; authorized 5,000,000
   shares, none issued
  Common stock - $.0001 par value; authorized 50,000,000 shares, issued and outstanding 17,628,979 and 13,571,979
   shares, respectively                                                 1,763                1,357
  Additional paid-in capital                                       10,000,174            7,142,120
  Accumulated other comprehensive income                               31,712                8,130
  Deficit accumulated during the development stage                 (9,920,119)          (6,670,406)
-------------------------------------------------------------------------------------------------------------------
      Stockholders' equity                                            113,530              481,201
------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                  $ 1,377,163          $ 1,562,584
==================================================================================================================

The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements.


                                         ENERGY VISIONS INC. AND SUBSIDIARIES
                               (formerly Energy Ventures Inc. and Subsidiaries)
                                                  (a development stage company)

                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (expressed in U.S. dollars)

                                                                                                           Period from
                                           Year ended          Year ended         Year ended         November 19, 1996
                                         September 30,       September 30,      September 30,           (inception) to
                                                 2001                2000               1999        September 30, 2001
-----------------------------------------------------------------------------------------------------------------------
Revenue                                     $ 140,951           $ 226,221           $ 44,736                 $ 553,495
-----------------------------------------------------------------------------------------------------------------------

Expenses:
  Research and development costs              855,785             583,244            235,012                 1,862,607
  Professional fees                           353,203             793,609             90,668                 1,472,200
  General and administrative                  485,930             577,054          3,159,210                 4,478,030
  Interest and financing costs              1,575,665             698,716             19,622                 2,294,003
  Depreciation and amortization               120,081             100,868             83,416                   366,774
-----------------------------------------------------------------------------------------------------------------------
Total expenses                              3,390,664           2,753,491          3,587,928                10,473,614
-----------------------------------------------------------------------------------------------------------------------
Net loss                                  $(3,249,713)        $(2,527,270)       $(3,543,192)              $(9,920,119)
=======================================================================================================================
Loss per common share - basic
 and diluted                                   $ (.23)             $ (.20)            $ (.31)
=======================================================================================================================
Weighted-average number of common
 shares outstanding - basic and diluted     14,050,584         12,887,494          11,373,469
=======================================================================================================================

The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements


                                         ENERGY VISIONS INC. AND SUBSIDIARIES
                               (formerly Energy Ventures Inc. and Subsidiaries)
                                                  (a development stage company)

                            CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
                                                    (expressed in U.S. dollars)


-----------------------------------------------------------------------------------------------------------------------
                                                                                                           Period from
                                           Year ended          Year ended         Year ended         November 19, 1996
                                         September 30,       September 30,      September 30,           (inception) to
                                                 2001                2000               1999        September 30, 2001
-----------------------------------------------------------------------------------------------------------------------
Net loss                                  $(3,249,713)        $(2,527,270)       $(3,543,192)              $(9,920,119)

Other comprehensive income (loss):
  Foreign currency translation                 23,582              19,503            (19,577)                   31,712
-----------------------------------------------------------------------------------------------------------------------
Comprehensive loss                        $(3,226,131)        $(2,507,767)       $(3,562,769)              $(9,888,407)
=======================================================================================================================

The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements.


                                           ENERGY VISIONS INC. AND SUBSIDIARIES
                               (formerly Energy Ventures Inc. and Subsidiaries)
                                                  (a development stage company)

                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (expressed in U.S. dollars)



                                                                                  Deficit
                                                                                 Accumulated          Accumulated
                                                             Additional          During the              Other
                                         Common Stock          Paid-in            Development        Comprehensive     Stockholders'
                                       Shares      Amount      Capital              Stage            Income (Loss)      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 1996*

Issuance of common stock to founders  149,179        $ 15      $  (15)

Issuance of common stock in
reverse acquisition                10,088,400       1,009      145,792                                                   $ 146,801

Proceeds on issuance of options                                165,481                                                     165,481

Net loss                                                                          $(284,111)                              (284,111)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997*     10,237,579       1,024      311,258             (284,111)                                28,171

Foreign currency translation                                                                             $ 8,204             8,204

Net loss                                                                           (315,833)                              (315,833)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998*     10,237,579       1,024      311,258             (599,944)               8,204          (279,458)

Issuance of common stock for payment for
 laboratory equipment                 200,000          20      449,980                                                     450,000

Issuance of common stock in satisfaction of
 debt related to acquisition of license and
 technology                           200,000          20      449,980                                                     450,000

Issuance of common stock for cash to an
 unrelated third party investor       522,000          52       99,948                                                     100,000

Issuance of common stock for cash to an
 officer                            1,478,000         148       99,852                                                     100,000

Issuance of common stock to an officer                       3,018,815                                                   3,018,815

Foreign currency translation                                                                             (19,577)          (19,577)

Net loss                                                                         (3,543,192)                            (3,543,192)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999*     12,637,579       1,264    4,429,833           (4,143,136)             (11,373)          276,588

                                                                                                       (continued)

The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements


                                      ENERGY VISIONS INC. AND SUBSIDIARIES
                               (formerly Energy Ventures Inc. and Subsidiaries)
                                                  (a development stage company)

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  (expressed in U.S. dollars)



                                                                                  Deficit
                                                                                 Accumulated          Accumulated
                                                             Additional          During the              Other
                                         Common Stock          Paid-in            Development        Comprehensive     Stockholders'
                                       Shares      Amount      Capital              Stage            Income (Loss)      Equity
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash      70,000      $  7      $ 139,993                                                   $ 140,000

Issuance of common stock upon exercise
 of options for cash                  150,000        15         74,985                                                      75,000

Noncash compensatory charge on options
 issued to an officer                                          275,950                                                     275,950

Issuance of common stock for payment of
 advances owed to an officer          551,900        55        275,895                                                     275,950

Issuance of common stock for legal
services                              100,000        10        219,377                                                     219,387

Issuance of options to employees                               129,375                                                     129,375

Issuance of options for legal services                         386,121                                                     386,121

Issuance of warrants to debenture holders                      960,417                                                     960,417

Issuance of warrants to consultants                            175,010                                                     175,010

Issuance of common stock to
consultants                            62,500         6         75,164                                                      75,170

Foreign currency translation                                                                          $ 19,503              19,503

Net loss                                                                         $(2,527,270)                           (2,527,270)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000      13,571,979     1,357      7,142,120            (6,670,406)            8,130             481,201

                                                                                                                         (continued)
The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements


                                      ENERGY VISIONS INC. AND SUBSIDIARIES
                               (formerly Energy Ventures Inc. and Subsidiaries)
                                                  (a development stage company)

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  (expressed in U.S. dollars)



                                                                                  Deficit
                                                                                 Accumulated          Accumulated
                                                             Additional          During the              Other
                                         Common Stock          Paid-in            Development        Comprehensive     Stockholders'
                                       Shares      Amount      Capital              Stage            Income (Loss)      Equity
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock upon
 exercise of warrants for cash         17,000         $ 2     $ 22,503                                                    $ 22,505

Issuance of common stock to
 consultants for services              40,000           4       69,996                                                      70,000

Noncash compensatory charge upon
 extension of options issued to
 employees and nonemployees                                    282,875                                                     282,875

Issuance of warrants to debenture
 holders for extension of maturity date                        752,120                                                     752,120

Noncash compensatory charge on
 warrants issued for research and
 development services                                          120,011                                                     120,011

Issuance of common stock in
 connection with public offering, net of
 offering costs                     4,000,000         400    1,570,916                                                   1,571,316

Issuance of warrants in connection
 with related party advances                                    29,663                                                      29,663

Issuance of warrants for marketing
 and public relations services                                   9,970                                                       9,970

Foreign currency translation                                                                            $ 23,582            23,582

Net loss                                                                         $(3,249,713)                          (3,249,713)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001       17,628,979     $1,763  $10,000,174           $(9,920,119)           $ 31,712        $ 113,530
====================================================================================================================================

*The period from October 1, 1996 to September 30,1999 is not covered by auditor's report.

The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements


                                       ENERGY VISIONS INC. AND SUBSIDIARIES
                               (formerly Energy Ventures Inc. and Subsidiaries)
                                                  (a development stage company)

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (expressed in U.S. dollars)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Period from
                                                                  Year ended       Year ended      Year ended      November 19, 1996
                                                                September 30,    September 30,   September 30,        (inception) to
                                                                        2001             2000            1999     September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                       $(3,249,713)     $(2,527,270)     $(3,543,192)         $(9,920,119)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                    120,081          100,868           84,138              366,774
    Allowance for doubtful accounts                                   90,000                                                 90,000
    Noncash interest on advances settled with related party                            28,604                                28,604
    Common stock issued to founders                                                                                         146,801
    Noncash compensatory charge on stock issued to an officer                                        3,018,815            3,018,815
    Common stock issued for services                                  70,000          294,557                               364,557
    Noncash compensatory charge on stock options issued
     to an officer                                                                    275,950                               275,950
    Noncash charge for extension of expiration date of options       282,875                                                282,875
    Issuance of compensatory stock options                                            515,496                               515,496
    Issuance of compensatory stock warrants                        1,467,980          579,211                             2,047,191
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                     (93,018)          22,091          (22,956)             (98,077)
      Decrease (increase) in refundable investment tax credits        19,586            7,175          (94,186)             (86,725)
      Increase (decrease) in prepaid expenses and other current assets51,399         (133,528)          (9,894)             (96,505)
      (Decrease) increase in accounts payable and accrued expenses   185,878          (32,057)         208,487              494,861
      (Decrease) increase in deferred revenue                        (50,000)          50,000
------------------------------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                      (1,104,932)        (818,903)        (358,788)          (2,569,502)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                                (84,537)         (65,996)          (7,376)            (158,629)
  Acquisition of license and technology                                                                                      (4,927)
------------------------------------------------------------------------------------------------------------------------------------
       Cash used in investing activities                             (84,537)         (65,996)          (7,376)            (163,556)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from related parties' advances                            328,931          109,135          182,969               742,648
  Proceeds from issuance of debentures                                                497,678                                497,678
  Proceeds from loan payable                                         226,094           47,376                                273,470
  Proceeds from issuance of common stock, net of offering costs    1,571,316          140,000          200,000             2,076,797
  Proceeds from issuance of common stock upon exercise of
   options and warrants                                               22,505           75,000                                 97,505
  Repayment of debentures payable                                   (497,678)                                              (497,678)
------------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                   1,651,168          869,189          382,969             3,190,420
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                               23,582           19,503          (19,577)               31,712
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 485,281            3,793           (2,772)              489,074

Cash at beginning of period                                            3,793                             2,772
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $    489,074   $        3,793  $        - 0 -         $      489,074
====================================================================================================================================
Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                      $    113,458    $      43,302    $      19,622        $      176,382
====================================================================================================================================
Supplemental schedule of noncash investing and
 financing activities:

  Issuance of common stock for payment of laboratory equipment                                    $    450,000        $      450,000
====================================================================================================================================
  Issuance of common stock in satisfaction of debt related to
   acquisition of license and technology                                                          $    450,000        $      450,000
====================================================================================================================================
  Issuance of common stock for payment of advances owed to
   an officer                                                                    $    275,950                         $      275,950
====================================================================================================================================
  Issuance of stock warrants to debenture holders in connection
   with extension of maturity dates                             $    752,120     $    556,216                          $   1,308,336
====================================================================================================================================
  Issuance of common stock to agent in connection with extension
   of maturity dates                                                            $      75,170                        $        75,170
====================================================================================================================================
  Issuance of stock warrants in connection with related
   party advances                                              $      29,663                                         $        29,663
====================================================================================================================================
The accompanying notes and independent auditor's reports should be read in conjunction with the consolidated financial statements


                               ENERGY VISIONS INC. AND SUBSIDIARIES
                              (formerly Energy Ventures Inc. and Subsidiaries)
                                                 (a development stage company)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                    September 30, 2001

1. ORGANIZATION AND On September 30, 1997,  O.P.D.  Acquisitions,  Inc.  ("OPD")
   BUSINESS:        acquired  all of the  outstanding  common  stock  of  Energy
                    Ventures Inc. (Canada) ("EVI"). For accounting purposes, the acquisition has been treated as a recapitalization of OPD with EVI as the acquirer (the "Reverse Acquisition"). EVI merged into OPD and OPD changed its name to Energy Ventures
                    Inc.

                    On July 23, 2001, Energy Ventures Inc. changed its name to Energy Visions Inc. (the "Company").

                    The Company was incorporated in 1996 and is developing cost-effective materials and manufacturing processes for battery and fuel cell systems. The Company's goals are to significantly improve battery and fuel cell performance and mitigate environmental and safety hazards. For the period from November 19, 1996 (inception) to September 30, 2001, all operations of the Company were conducted in Canada. At September 30, 2001 and 2000, a majority of the Company's assets are located in Canada.

2. SUMMARY OF       The Company is in the  development  stage and its operations
   SIGNIFICANT      are  subject  to all of the risks  inherent  in an  emerging
   ACCOUNTING       business enterprise.  The accompanying  financial statements
   POLICIES:        have been  prepared  assuming the Company will continue as a going  concern.  As shown in the financial  statements,  the
                    Company has incurred  losses of  $3,249,713,  $2,527,270 and
                    $3,543,192 for the years ended  September 30, 2001, 2000 and
                    1999,  and  $9,920,119  since  its  inception  in 1996.  The
                    Company has had limited revenue during those years. There is no assurance that the Company will not encounter substantial delays and  expenses  related to  financing  the  successful completion of its product  development and marketing efforts and/or other  unforeseen  difficulties.  The Company will be
                    required  to  expand  its  management   and   administrative
                    capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company is seeking other funds through additional equity financing and potential collaborative arrangements. Such additional funds may not be available on terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.
                    The financial statements do not include adjustments that might result from the outcome of this uncertainty.

                    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Energy Ventures Inc. (Canada) and Energy Ventures International Inc. All intercompany accounts and transactions have been eliminated. The accompanying financial statements are expressed in U.S. dollars.

                    Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

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

                               ENERGY VISIONS INC. AND SUBSIDIARIES
                              (formerly Energy Ventures Inc. and Subsidiaries)
                                                 (a development stage company)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                    September 30, 2001

                    Property and equipment is stated at cost. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. Depreciation is computed on the straight-line method over the estimated useful lives of the assets.

                    The Company identifies and records impairment on long-lived assets when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. At September 30, 2001 and 2000, no such impairment existed.

                    Costs incurred in connection with obtaining the borrowings described in Note 9 have been deferred and amortized, over the term of the related borrowing, by the straight-line method. All borrowings were originally due September 30, 2000; therefore, all costs incurred in obtaining the original borrowings had been fully amortized. All costs incurred in extending the loans have been fully amortized in fiscal year 2001 since the loans were repaid in August 2001.

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

                    Revenue is  recognized  when  services  are  performed.  The
                    Company recognized revenue in 2001 and 2000 for fees received on a joint research development project with Ilion Technology Corporation ("Ilion"), formerly Pacific Lithium Limited, to manufacture and sell lithium ion cathode material for use in batteries. Licensing fees are recognized ratably over the term of the license agreement. For each of the years ended September 30, 2001 and 2000, the Company recognized $100,000 of revenue in licensing fees from Ilion.

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

                               ENERGY VISIONS INC. AND SUBSIDIARIES
                              (formerly Energy Ventures Inc. and Subsidiaries)
                                                 (a development stage company)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                    September 30, 2001

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

                    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of this pronouncement on its financial position and operations.

3. PUBLIC           On August 22, 2001, the Company  completed a public offering
   OFFERING:        of 4,000,000 shares of common stock in certain  provinces of
                    Canada.   The  net  proceeds  to  the  Company  amounted  to
                    approximately $1,571,000 (Cdn $2,426,000), after deducting agents' fees and other offering costs approximating $372,000
                    (Cdn $574,000).

                    Additionally, the Company granted the agents an option exercisable for a period of 30 days from the date of closing of the offering to purchase up to 400,000 shares of common stock, pursuant to an over-allotment option. The agents did not exercise this option within the designated time period. As additional compensation, the Company issued options to the agents to purchase 400,000 shares of common stock at any time prior to two years from the date of the offering (see
                    Note 12).


4. INVESTMENTS:     At September  30, 2001 and 2000,  the Company had options to purchase 1,000,000 shares of Astris Energi, Inc. at an exercise price of $.30 per share. The options expire in October 2003. The Company recorded the options at the lower of cost or net realizable value. These options had no cost to the Company.

                    At September 30, 2001 and 2000, the Company had 100,000 shares of Class B common stock of Ilion, a privately held company. The Company recorded the shares at the lower of cost or net realizable value. The cost of the shares was $1.

5. PREPAID          Prepaid  expenses and other  current  assets  consist of the
   EXPENSES AND     following:
   OTHER CURRENT
   ASSETS:

                                ENERGY VISIONS INC. AND SUBSIDIARIES
                              (formerly Energy Ventures Inc. and Subsidiaries)
                                                 (a development stage company)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                    September 30, 2001

      September 30,                             2001             2000
--------------------------------------------------------------------------------
         Prepaid interest and financing costs $74,844          $659,900
Other (none in excess of 5% of current assets) 21,661            44,220
--------------------------------------------------------------------------------
                                              $96,505          $704,120
================================================================================

6. PROPERTY AND   Property and equipment, at cost, consists of the following:
   EQUIPMENT:
                                                                 Estimated
September 30,                  2001             2000             Useful Life
--------------------------------------------------------------------------------
Computers                 $  21,126        $  10,576             3 to 5 years
Laboratory equipment        585,687          511,344               10 years
Furniture and fixtures        1,816            1,816                5 years
--------------------------------------------------------------------------------
                            608,629          523,736
Less accumulated
depreciation                185,396          105,096
--------------------------------------------------------------------------------
                           $423,233         $418,640
================================================================================

                    Depreciation expense amounted to approximately $74,000, $61,000, $44,000 and $185,000 for the years ended September 30, 2001, 2000 and 1999 and the period from inception through September 30, 2001, respectively.

7. LICENSE AND      License  and  technology  costs  are  recorded  at cost  and
   TECHNOLOGY:      amortized on the  straight-line  method over the term of the agreements.  At  September  30,  2001 and 2000,  license and
                    technology   costs,  at  cost,   amounted  to  approximately
                    $455,000. Accumulated amortization at September 30, 2001 and
                    2000  amounted  to  approximately   $181,000  and  $141,000,
                    respectively. Amortization expense amounted to approximately
                    $40,000 for each of the years ended September 30, 2001, 2000 and 1999 and $181,000 for the period from inception through September 30, 2001.

                               ENERGY VISIONS INC. AND SUBSIDIARIES
                              (formerly Energy Ventures Inc. and Subsidiaries)
                                                 (a development stage company)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                    September 30, 2001


8. ACCOUNTS         Accounts   payable  and  accrued  expenses  consist  of  the
   PAYABLE AND      Following:
   ACCRUED
   EXPENSES:        September 30,                                                  2001                2000
                    ----------------------------------------------------------------------------------------
                    Accounts payable                                           $214,916             $112,372
                    Accrued professional fees                                   210,387               87,602
                    Accrued interest and financing costs                         35,036               57,544
                    Other (none in excess of 5% of current liabilities)          34,522               51,465
                    -----------------------------------------------------------------------------------------
                                                                               $494,861              $308,983
                    =========================================================================================

9. DEBENTURES:      On March 29, 2000,  the Company issued  debentures  totaling approximately  $498,000 and bearing  interest at the rate of
                    10% per annum.  The  debentures  were  payable  in  Canadian dollars. The debentures totaled Cdn $750,000.  The debenture holders were also issued warrants to purchase 750,000 shares of common stock at $1.38 per share (valued at  approximately
                    $404,000),  expiring  March 30,  2003.  Warrants to purchase
                    75,000  shares of common stock at $1.38 per share (valued at approximately  $175,000) were also issued to the promoter of the transaction. The original due date of the debentures was
                    September 30, 2000. Accordingly,  the value of the warrants, which  represented  their fair  market  value at the time of issuance,  has been  charged to  operations  and included in
                    interest   and   financing   costs   in   the   accompanying
                    consolidated statement of operations.

                    On September 30, 2000, the debenture holders agreed to extend the due date of the debentures. Approximately $167,000 was due on January 31, 2001 and $331,000 was due on February 28, 2001. The Company agreed to pay the holders approximately $25,000 in cash and issued them warrants to purchase 400,000 shares of common stock at $1.13 per share (valued at approximately $556,000) to extend the dates. In addition, the Company issued 62,500 shares of common stock (valued at approximately $75,000) to the promoter of the transaction for their services. The value of the warrants and common shares, which represented their fair market value at the time of issuance, along with the cash agreed to be paid at the date of extension, has been charged to operations and included in interest and financing costs in the accompanying consolidated statement of operations.

                    On February 27, 2001, the due dates of the debentures discussed above were extended until April 30, 2001. The Company agreed to pay an additional premium of approximately $8,000 (Cdn $12,500) at maturity and also issued the debenture holders 225,000 Series C warrants (valued at approximately $99,000) entitling them to acquire 225,000 shares of common stock exercisable at the lower of $0.56 or the price of the Company's Canadian share offering (Cdn $0.75) at any time on or before February 27, 2003. Further, previously issued warrants for 400,000 shares of the
                    Company's common stock were surrendered and the Company issued 400,000 Series B warrants (valued at approximately $176,000) to the debenture holders, entitling them to acquire 400,000 shares of common stock exercisable at the lower of $0.56 or the price of the Company's Canadian share offering (Cdn $0.75) at any time on or before February 27, 2003. Additionally, the original warrants issued to the debenture holders and promoter of the transaction for 808,000 shares of the Company's common stock were surrendered, and the Company issued 808,000 Series A warrants (valued at approximately $315,000) entitling the debenture holders and promoter of the transaction to acquire

                                ENERGY VISIONS INC. AND SUBSIDIARIES
                              (formerly Energy Ventures Inc. and Subsidiaries)
                                                 (a development stage company)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                    September 30, 2001

                    808,000 shares of common stock exercisable at $1.31 (Cdn $2.00) per share at any time on or before March 30, 2003. The value of these warrants represented their fair market value at the time of issuance, has been charged to operations and included in interest and financing costs in the accompanying consolidated statement of operations.

                    On April 29, 2001, the Company was unable to repay the debentures and obtained an additional extension until July 31, 2001. On June 15, 2001 but effective April 29, 2001, the Company agreed to issue the debenture holders 225,000 Series D warrants (valued at approximately $162,000) entitling them to acquire 225,000 shares of common stock exercisable at the lower of $0.56 or the price of the Company's Canadian share offering (Cdn $0.75) at any time on or before April 29, 2003. The value of the warrants, which represented their fair market value at the time of issuance, has been charged to operations and included in interest and financing costs in the accompanying consolidated statement of operations. On August 22, 2001, the Company repaid the debentures, including accrued interest and premiums amounting to approximately $518,000 (Cdn $799,000) from the proceeds of the offering (see Note 3).

                    The estimated fair value of the debentures approximates their carrying amount due to the short-term nature of the instruments.

10. COMMITMENTS     The Company  entered  into an  agreement  with an  unrelated
    AND             third party for the use of certain technology whereby 40% of
    CONTINGENCIES:  the  Company's  net  receipts  from  the  licensing  of  the technology and 2% of products manufactured by the Company using this technology will be paid to this entity. Through
                    September 30, 2001, no amounts have been incurred under this agreement. In addition, the Company has agreed to provide between approximately $70,000 and $330,000 per year to this entity for ongoing research and development. The Company received notice from this unrelated third party in September
                    2001 that it was in default with this agreement as a result of nonpayment of an outstanding invoice for research and development services rendered.

                    In 1998, the Company entered into a 10-year licensing agreement for the use of certain technology. The Company paid $17,000 upon execution of this agreement and will pay 2.5% during the first four years of the agreement and 2% during the last six years of the agreement of all sales of product manufactured using the licensed technology. Beginning January 1, 2000, the Company must pay a minimum royalty of approximately $7,000 per annum and the maximum amount of royalties the Company can incur throughout the term of this agreement is $3,300,000. Through September 30, 2001, no additional amounts have been incurred under this agreement.

                    Additionally in 2000, the Company entered into an agreement with an unrelated third party under which funds are advanced to the Company to further the commercialization of zinc carbon and other battery products. These advances are repayable beginning on July 1, 2003 by remitting 1.7% of gross revenue on all the Company's products, limited to a

                                 ENERGY VISIONS INC. AND SUBSIDIARIES
                              (formerly Energy Ventures Inc. and Subsidiaries)
                                                 (a development stage company)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                    September 30, 2001

                    maximum of approximately $495,000. At September 30, 2001, the loan payable balance amounted to approximately $273,000. The fair value of the loan payable is not determinable.

                    On April 20, 2001, the Company entered into a joint development agreement with the Alberta Research Council, Inc. ("ARC") to create commercial prototypes of fuel cells utilizing the Company's Direct Methanol Fuel Cell Technology. Pursuant to the agreement, ARC will invest up to $1,950,000 (Cdn $3,000,000) through the provision of premises, research and laboratory facilities, ARC equipment, scientific personnel and other resources. ARC will be compensated for the first $1,690,000 (Cdn $2,600,000) of resources by the issuance of special warrants ("Special Warrants") (see Note 11). The Special Warrants entitle ARC upon exercise to be issued one share of common stock and one warrant to receive an additional share of common stock for no additional consideration. Resources provided by ARC in excess of $1,690,000 (Cdn $2,600,000) will be compensated through the issuance of additional Special Warrants.

                    The Company leases its office facility under a noncancelable operating lease expiring in 2004. Rent expense amounted to approximately $25,000, $25,000, $14,000 and $64,000 for the years ended September 30, 2001, 2000 and 1999 and for the period from inception through September 30, 2001, respectively. Approximate minimum future payments under the lease are payable as follows:


                    Year ending September 30,

                             2002                                                     $25,000
                             2003                                                      25,000
                             2004                                                       6,000
------------------------------------------------------------------------------------------------------------------
                                                                                      $56,000
==================================================================================================================

11.  STOCKHOLDERS'
     EQUITY: Information pertaining to the period from October 1, 1996 to September 30, 1999 is not covered by auditor's report.

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

                               ENERGY VISIONS INC. AND SUBSIDIARIES
                              (formerly Energy Ventures Inc. and Subsidiaries)
                                                 (a development stage company)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                    September 30, 2001

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

                    On October 15, 1999, the Company issued options to purchase 551,900 shares of common stock at an exercise price of $0.50 per common share and took a charge to operations approximating $276,000.

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

                    On April 11, 2000, the Company issued warrants to purchase 750,000 shares of common stock at an exercise price of $1.38 per share (valued at approximately $404,000) to the holders of the debentures. Additionally, the Company issued warrants to purchase 75,000 shares of common stock at an exercise price of $2.00 per share (valued at approximately $175,000) to consultants for services provided in connection with the debentures. On September 30, 2000, in connection with the extension of time for repayment of the debentures, the Company issued warrants to purchase an additional 400,000 shares of common stock at an exercise price of $1.13 per share (valued at approximately $556,000) to the holders of the debentures and recorded a charge to operations in 2001 for the warrants' fair market value.

                    On April 12, 2000, the Company issued options to purchase 567,500 shares of common stock at an exercise price of $2.00 per common share to employees. The Company charged

                                ENERGY VISIONS INC. AND SUBSIDIARIES
                              (formerly Energy Ventures Inc. and Subsidiaries)
                                                 (a development stage company)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                    September 30, 2001

                    operations for approximately $129,000, representing the differential between the fair value and exercise price of these options.

                    On April 19, 2000, the Company issued 100,000 shares of common stock upon the exercising of options for cash of approximately $50,000 ($0.50 per common share).

                    On August 22, 2000, the Company issued 551,900 shares of common stock at $0.50 per common share (valued at approximately $276,000) upon the exercising of these options through the settlement of advances owed to an officer.

                    On October 2, 2000, the Company issued 17,000 shares of common stock upon the exercising of warrants for cash of approximately $23,000 ($1.38 per share).

                    On October 5, 2000, the Company issued 62,500 shares of common stock to consultants for services provided in connection with the debentures. The Company valued these shares at $75,000 ($1.20 per share).

                    On November 17, 2000, the Company extended the expiration date of options issued to employees and nonemployees to purchase 155,100 shares of common stock exercisable at $0.50 from January 2, 2001 to the earlier of March 31, 2001 or a proposed Canadian share offering. The Company recorded a charge to operations for approximately $69,000, representing the differential between the fair value of the common stock and the exercise price of options issued to employees to purchase 55,100 shares of common stock. Additionally, the Company recorded a charge to operations for approximately $131,000, representing the fair value of options issued to nonemployees to purchase 100,000 shares of common stock as of the new grant date.

                    On November 22, 2000, the Company entered into an agreement with consultants to provide services to the Company. The Company issued the consultants 40,000 shares of common stock for those services. The Company recorded a charge to operations for approximately $70,000 ($1.75 per share), representing the fair value of the shares of common stock on the issuance date.

                    On February 27, 2001, in connection with the extension of the debentures, the Company issued the debenture holders 225,000 Series C warrants entitling them to acquire 225,000 shares of common stock exercisable at the lower of $0.56 or the price of the Company's Canadian share offering (Cdn $0.75) (valued at approximately $99,000) at any time on or before February 27, 2003. Further, previously issued warrants for 400,000 shares of the Company's common stock were surrendered and the Company issued 400,000 Series B warrants to the debenture holders entitling them to acquire 400,000 shares of common stock exercisable at the lower of $0.56 or the price of the Company's Canadian share offering (Cdn $0.75) (valued at approximately $176,000) at any time on or before February 27, 2003. Additionally, the original warrants issued to the debenture holders and the promoter of the transaction for 808,000 shares of the Company's common stock were surrendered, and the Company issued 808,000 Series A warrants entitling the debenture holders and the promoter of the transaction to acquire 808,000 shares of common stock exercisable at $1.31 (Cdn $2.00) per share (valued at approximately $315,000) at any time on or before

                               ENERGY VISIONS INC. AND SUBSIDIARIES
                              (formerly Energy Ventures Inc. and Subsidiaries)
                                                 (a development stage company)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                    September 30, 2001

                    March 30, 2003. The Company recorded a charge to operations for the warrants' fair market value at the time of issuance amounting to approximately $590,000.

                    On March 19, 2001, the Company issued options to purchase 100,000 shares of common stock at an exercise price of $0.66 per common share to an officer. The Company did not record a charge to operations since these options were issued at an exercise price equal to the fair value of the Company's common stock at the date of grant.

                    On April 1, 2001, the Company further extended the expiration date of options issued to employees and nonemployees to purchase 155,100 shares of common stock exercisable at $0.50 per share from March 31, 2001 to the earlier of July 31, 2001 or a proposed Canadian share offering. The Company recorded a charge to operations for approximately $24,000, representing the differential between the fair value of the common stock and the exercise price of the options issued to employees to purchase 55,100 shares of common stock. Additionally, the Company recorded a charge to operations for approximately $59,000 representing the fair value of the options issued to nonemployees to purchase 100,000 shares of common stock as of the new grant date.

                    On April 20, 2001, the Company issued Special Warrants in connection with a joint venture agreement with ARC regarding the development and commercialization of the Company's Direct Methanol Fuel Cell Technology (see Note 10). Each Special Warrant will entitle the holder to receive one share of common stock and an additional warrant to receive one additional share of common stock for no additional consideration, resulting in 2,057,450 shares of common stock that can be issued to ARC. The fair value of the Special Warrants is being charged to operations as the services described above are provided. The Company recorded a charge to operations of approximately $120,000, which represents the charge based upon the services performed by ARC as of September 30, 2001. At September 30, 2001, Special Warrants issued not earned by ARC were approximately 851,000.

                    On June 15, 2001, but effective April 29, 2001, in connection with the extension of the debentures, the Company issued to the debenture holders 225,000 Series D warrants (valued at approximately $162,000) to acquire 225,000 shares of common stock exercisable at the lower of $0.56 or the price of the Company's Canadian share offering (Cdn $0.75) at any time on or before April 29, 2003. The Company recorded a charge to operations for the warrants' fair market value at the time of issuance amounting to approximately $162,000.

                    On August 21, 2001, the Company issued warrants to purchase 67,416 shares of common stock at an exercise price of $0.58 per share (valued at approximately $30,000) in connection with advances of approximately $98,000 (Cdn $150,000) received from the Company's president and chief executive officer's spouse on July 12, 2001 (see Note 14). Accordingly, the Company has charged operations for approximately $30,000, representing the fair value of the warrants at the time of issuance.

                    On August 22, 2001, the Company issued options that are not a part of its stock option plan to purchase 400,000 shares of common stock exercisable at $0.49 (Cdn $0.75) per common share at any time on or before August 20, 2003, to the

                               ENERGY VISIONS INC. AND SUBSIDIARIES
                              (formerly Energy Ventures Inc. and Subsidiaries)
                                                 (a development stage company)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                    September 30, 2001

                    agents in connection with the public offering (see Note 3).

                    On August 24, 2001, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.40 per share to a consultant in addition to a cash payment of approximately $16,000 (Cdn $24,000) for marketing and public relations services. Warrants to purchase 25,000 shares of common stock (valued at approximately $10,000) vested immediately and were not contingent upon providing future services. Subsequent to year-end, the Company's management determined that the consultant was not providing the proper level of services, terminated the relationship and canceled the remaining warrants. The Company recorded a charge to operations for approximately $10,000, representing the fair value of the initial set of warrants at the time of issuance.

                               ENERGY VISIONS INC. AND SUBSIDIARIES
                              (formerly Energy Ventures Inc. and Subsidiaries)
                                                 (a development stage company)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                    September 30, 2001

12.  STOCK OPTIONS  The Company has a stock  option plan under which  options to
     AND STOCK      purchase  shares of common  stock may be  granted to certain
     WARRANTS:      officers, directors and service providers.

                    A summary of the status of the Company's options and changes during the years is presented below:

------------------------------------------------------------------------------------------------------------------
Year ended September 30,                                        2001                  2000                1999
------------------------------------------------------------------------------------------------------------------

                                                                  Weighted-             Weighted-             Weighted-
                                                                   average               average               average
                                                       Number     Exercise    Number    Exercise    Number    Exercise
                                                      of Shares     Price    of Shares    Price    of Shares    Price
------------------------------------------------------------------------------------------------------------------

                              Outstanding at begin-
                               ning of year           1,995,100     $1.51     922,600     $1.04     602,600      $0.68
                              Granted                   100,000     $ .66   1,974,400     $1.31     320,000      $1.55
                              Exercised                                      (701,900)    $0.50
                              Canceled                 (467,600)    $1.19    (200,000)    $0.50
------------------------------------------------------------------------------------------------------------------
                                      Outstanding at
                                       end of year    1,627,500     $1.55   1,995,100     $1.51     922,600      $1.04
==================================================================================================================

                             Options exercisable at
                               year-end                 747,460     $1.62     555,975     $1.32
==================================================================================================================

                              Weighted-average fair
                               value of options granted
                               during the period                    $0.51                 $1.17                  $0.58
==================================================================================================================


                    The following table summarizes information about fixed stock options outstanding at September 30, 2001:




                                                               Options Outstanding               Options Exercisable
                                                   --------------------------------------      -----------------------
                                                                    Weighted-
                                                                     average     Weighted-                   Weighted-
                                                                    Remaining     average                     average
                                   Range of          Number        Contractual   Exercise        Number      Exercise
                              Exercise Prices      Outstanding        Life         Price       Exercisable     Price
----------------------------------------------------------------------------------------------------------------------

                              $0.50                    50,000         - 0 -        $0.50          50,000         $0.50
                              $0.66                   100,000         3.87         $0.66          33,333         $0.66
                              $1.19                   655,000         3.92         $1.19         218,312         $1.19
                              $2.00                   765,000         2.60         $2.00         388,315         $2.00
                              $2.25                    57,500          .25         $2.25          57,500         $2.25
----------------------------------------------------------------------------------------------------------------------
                              $0.50 - $2.25         1,627,500                      $1.55         747,460         $1.62
======================================================================================================================


                               ENERGY VISIONS INC. AND SUBSIDIARIES
                              (formerly Energy Ventures Inc. and Subsidiaries)
                                                 (a development stage company)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                    September 30, 2001

                    The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended September 30, 2001, 2000 and 1999 would have been as follows:



                              Year ended September 30,                   2001            2000                 1999
--------------------------------------------------------------------------------------------------------------------------

                              Net loss:
                                As reported                          $(3,249,713)     $(2,527,270)         $(3,543,192)

==========================================================================================================================
                                Pro forma                            $(4,014,018)     $(3,269,968)         $(3,604,859)
==========================================================================================================================


                              Loss per common share -
                               basic and diluted:
                                As reported                             $   (.23)        $   (.20)             $  (.31)

==========================================================================================================================
                                Pro forma                               $   (.29)     $      (.25)             $  (.32)
==========================================================================================================================

                    The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period ended September 30, 2001. The assumptions were a risk-free interest rate of 3.76% - 6.28%, dividend yield of 0%, volatility factor of the market price of the Company's common stock of 169% - 215% and an expected life of the option of 1.27 to 5.01 years.


13.  INCOME TAXES:  As of September 30, 2001 and 2000,  the Company had deferred tax assets resulting primarily from net operating loss carryforwards of approximately $3,300,000 and $1,900,000, respectively, which are available to offset future Canadian taxable income, if any, through 2008. As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

                    The Company has incurred research and development expenditures for which it has estimated the amount of Canadian income tax refunds available from the Canadian taxing authorities. At September 30, 2001 and 2000, these amounts were approximately $87,000 and $106,000, respectively.

                                ENERGY VISIONS INC. AND SUBSIDIARIES
                              (formerly Energy Ventures Inc. and Subsidiaries)
                                                 (a development stage company)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                    September 30, 2001

                    The components of the net deferred tax assets are as follows:


                              September 30,                                                  2001                 2000
------------------------------------------------------------------------------------------------------------------------

                              Deferred tax assets:
                                Net operating loss carryforwards                      $ 1,460,000            $ 830,000
                                Valuation allowance                                    (1,460,000)            (830,000)
------------------------------------------------------------------------------------------------------------------------
                                      Net deferred tax assets                         $  - 0 -               $  - 0 -
========================================================================================================================

                    The reconciliation of the effective income tax rate to the Canadian statutory rate for the years ended September 30, 2001, 2000 and 1999 is as follows:

                              Year ended September 30,                              2001            2000          1999
------------------------------------------------------------------------------------------------------------------------

                              Canadian statutory tax rate                          (43.3)%        (44.2)%        (44.6)%
                              Valuation allowance on net operating
                               loss carryforwards                                   43.3           44.2           44.6

-------------------------------------------------------------------------------------------------------------------------
                                      Effective income tax rate                    - 0 -  %       - 0 -  %       - 0 -  %
=========================================================================================================================


14.  RELATED PARTY  The Company was charged  approximately  $139,000,  $146,000,
     TRANSACTIONS:  $143,000  and  $709,000  for the years ended  September  30,
                    2001, 2000 and 1999 and for the period from inception through September 30, 2001, respectively, by a company controlled by the Company's president and chief executive officer for management services provided by this individual. Approximately $495,000 and $177,000 is due to this entity and the Company's president and chief executive officer at September 30, 2001 and 2000, respectively. These amounts due at September 30, 2001 cannot be repaid out of the proceeds of the public offering pursuant to an agreement with the Canadian Venture Exchange ("CDNX") for a period of one year from the date of closing of the public offering and are included in current liabilities in the accompanying 2001 consolidated balance sheet.

                    The Company incurred interest expense on amounts advanced to the Company from a company controlled by its president and chief executive officer, and by the president and chief executive officer. Included in interest and financing costs in the accompanying consolidated financial statements are approximately $13,000, $18,000, $20,000 and $51,000 for the years ended September 30, 2001, 2000 and 1999 and for the period from inception through September 30, 2001, respectively, as a result of these advances.

                    The Company executed a promissory note on July 12, 2001 of approximately $98,000 (Cdn $150,000) to the president and chief executive officer's spouse in connection with funds advanced to the Company. The Company repaid the promissory note on August 22, 2001 upon receiving the proceeds from the completion of the public offering. Included in interest and financing costs in the accompanying consolidated financial

                               ENERGY VISIONS INC. AND SUBSIDIARIES
                              (formerly Energy Ventures Inc. and Subsidiaries)
                                                 (a development stage company)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                    September 30, 2001

                    statements is approximately $1,000 for the year ended September 30, 2001 and for the period from inception through September 30, 2001 as a result of these advances.

15.  SUBSEQUENT     On  October  2,  2001,  the  Company's  board  of  directors
     EVENTS:        approved a new stock option plan (the "Plan").  A maximum of
                    3,500,000 options to purchase shares of common stock can be issued by the Company under the new Plan. The Plan will become effective upon its approval by the CDNX and the Company's shareholders.

                    On October 2, 2001, the Company agreed to issue options to purchase 150,000 shares of common stock at an exercise price of $0.27 (Cdn $0.43) per common share to two officers and directors under the Plan. On November 1, 2001, the Company agreed to issue options to purchase 500,000 shares of common stock at an exercise price of $0.41 (Cdn $0.65) per common share to officers and directors and a nonemployee under the Plan. On November 22, 2001, the Company agreed to issue options to purchase 110,000 shares of common stock at an exercise price of $0.39 (Cdn. $0.63) per common share to an employee and nonemployee under the Plan. These options will become exercisable upon the approval of the Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ENERGY VISIONS INC.

                                           /s/D. Wayne Hartford
                                        By:D. Wayne Hartford
                                           President and CEO

Dated: 14th day of January, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated.


Signature                           Title                       Date


/s/D. Wayne Hartford
D. Wayne Hartford                   President, Chief         January 14, 2002
                                    Executive Officer
                                    and Director

/s/Peter F. Searle
Peter F. Searle                     Chief Financial Officer, January 14, 2002
                                    Vice President of
                                    Finance and Director


/s/David J. Trudel                  Vice President of        January 14, 2002
David J. Trudel                     Market Development
                                    and Director



/s/Bruce Clark                      Director and Chairman    January 15, 2002
Bruce Clark                         of the Audit Committee



/s/Dr. Philip Whiting               Director and             January 15, 2002
Dr. Philip Whiting                  Vice President Research
                                    and Development