Form 10QSB
period 2001-12-31
ENERGY VISIONS INC
filed 2002-02-14
CIK 1048407

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of December 31, 2001, the Registrant had 17,628,979 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements





                                                                                              ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                                   (a development stage company)
                                                                                                    CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    December 31,       September 30,
                                                                                                        2001                2001
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                                           $ 93,004           $ 489,074
  Accounts receivable, net of allowance for doubtful accounts of
    approximately $116,000 and $90,000, respectively                                                     9,419               8,077
  Refundable investment tax credits                                                                     86,028              86,725
  Prepaid expenses and other current assets                                                             78,971              96,505
------------------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                            267,422             680,381

Property and Equipment, net of accumulated depreciation of
 of $206,326 and $185,396, respectively                                                                435,828             423,233

License and Technology costs, net of accumulated amortization                                          261,948             273,549
 of $191,412 and $181,378, respectively
------------------------------------------------------------------------------------------------------------------------------------
       Total Assets                                                                                  $ 965,198         $ 1,377,163
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses                                                              $ 401,564         $   494,861
  Due to related parties                                                                               494,830             495,302
------------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                       896,394             990,163

Loan Payable                                                                                           271,272             273,470
------------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                             1,167,666           1,263,633
------------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies

Stockholders' Equity(Deficiency):
  Preferred stock - $.0001 par value; authorized 5,000,000
   shares, none issued
  Common stock - $.0001 par value; authorized 50,000,000
   shares issued and outstanding 17,628,979 shares                                                       1,763               1,763
  Additional paid-in capital                                                                        10,052,438          10,000,174
  Accumulated other comprehensive income                                                                34,574              31,712
  Deficit accumulated during the development stage                                                 (10,291,243)         (9,920,119)
------------------------------------------------------------------------------------------------------------------------------------
       Stockholders' equity (deficiency)                                                              (202,468)            113,530
------------------------------------------------------------------------------------------------------------------------------------
       Total Liabilities and Stockholders' Equity (Deficiency)                                       $ 965,198         $ 1,377,163
====================================================================================================================================


See Notes to Consolidated Financial Statements


                                                                                              ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                                   (a development stage company)
                                                                                              CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                      (Unaudited)

                                                                                                                   Period from
                                                                   Three months ended                           November 19, 1996
                                                              December 31,      December 31,                      (inception) to
                                                                  2001              2000                        December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Revenue                                                        $ 25,000          $ 25,000                            $ 578,495

Expenses:
  Research and development costs                                198,024           256,584                            2,060,631
  Professional fees                                              88,192           140,896                            1,560,392
  General and administrative                                     74,171           196,516                            4,552,201
  Interest and financing costs                                    4,773           522,957                            2,298,776
  Depreciation and amortization                                  30,964            26,626                              397,738
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                  396,124         1,143,579                           10,869,738
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                     $ (371,124)      $(1,118,579)                       $ (10,291,243)
====================================================================================================================================
Loss per common share - basic and diluted                        ($0.02)           ($0.08)
====================================================================================================================================
Weighted-average number of common
shares outstanding - basic and diluted                       17,628,979          13,608,359
====================================================================================================================================


See Notes to Consolidated Financial Statements



                                                                                            ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                                   (a development stage company)
                                                                                            CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)

                                                                                                     Period from
                                                                          Three months ended        November 19, 1996
                                                                    December 31,   December 31,     (inception) to
                                                                       2001            2000         December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                           $ (371,124)    $ (1,118,579)    $ (10,291,243)
    Adjustments to reconcile net loss to net cash used
      in operating activities
        Depreciation and amortization                                    30,964           26,626           397,738
Allowance for doubful accounts                                           26,000                            116,000
        Noncash interest on advances settled with related party                                             28,604
        Common stock issued to founders                                                                    146,801
        Noncash compensatory charge on stock issued to an officer                                        3,018,815
        Common stock issued for services                                                  70,000           364,557
        Noncash compensatory charge on stock options issued to an officer
          to an officer                                                                                    275,950
        Noncash charge for extension of the expiration date of options                   199,875           282,875
        Issuance of compensatory stock options                                                             515,496
        Issuance of compensatory stock warrants                          52,264          364,602         2,099,455

        Changes in operating assets and liabilities:
          Decrease in accounts receivable                               (27,342)         (27,681)         (125,419)
          Decrease (increase) in refundable investment tax credits          697             (594)          (86,028)
          Decrease (increase) in prepaid expenses and other current asset17,534          114,846           (78,971)
          (Decrease) increase in accounts payable and accrued expenses  (93,297)         217,769           401,564
          (Decrease) increase in deferred revenue                                        (25,000)
------------------------------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                      (364,304)        (178,136)       (2,933,806)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                                   (31,958)         (33,091)         (190,587)
  Acquisition of license and technology                                                                     (4,927)
            Cash used in investing activities                           (31,958)         (33,091)         (195,514)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from (payments on) related parties' advances, net               (472)         139,070           742,176
  Proceeds from issuance of debentures                                                                     497,678
  Proceeds from (payments on) loan payable                               (2,198)          85,488           271,272
  Proceeds from issuance of common stock, net of offering costs                                          2,076,797
  Proceeds from issuance of common stock upon exercise
   options and warrants                                                                   22,505            97,505
Repayment of debentures                                                                                   (497,678)
------------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) financing activities         (2,670)         247,063         3,187,750
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                   2,862           (4,389)           34,574

Net increase (decrease) in cash and cash equivalents                   (396,070)          31,447            93,004

Cash and cash equivalents at beginning of period                        489,074            3,793

Cash at end of period                                                  $ 93,004         $ 35,240          $ 93,004
====================================================================================================================================
Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                              $ 4,773         $ 26,215         $ 181,155
====================================================================================================================================
Supplemental schedule of noncash investing and financing activities:

  Issuance of common stock for payment of laboratory equipment                                           $ 450,000
====================================================================================================================================
  Issuance of common stock in satisfaction of debt related to
   acquisition of license and technology                                                                 $ 450,000
====================================================================================================================================
  Issuance of common stock for payment of advances owed to an officer                                    $ 275,950
====================================================================================================================================
  Issuance of stock warrants to debenture holders in connection with extension of
  maturity dates                                                                                        $1,308,336
====================================================================================================================================
  Issuance of common stock to agent in connection with extension
   of maturity dates                                                                                    $   75,170
====================================================================================================================================
  Issuance of stock warrants in connection with related
   party advances                                                                                       $   29,663
====================================================================================================================================

See Notes to Consolidated Financial Statements

                      ENERGY VISIONS INC. AND SUBSIDIARIES
                          (a development stage company)
               CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

                                   (Unaudited)



                                                                                        Period from
                                                            Three months ended        November 19, 1996
                                                     December 31,      December 31,    (inception) to
                                                          2001             2000       December 31, 2001
-------------------------------------------------------------------------------------------------------------------

Net loss                                              $ (371,124)      $(1,118,579)      $(10,291,243)

Other comprehensive income (loss):
   Foreign currency translation                            2,862            (4,389)            34,574
-------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                   $  (368,262)      $(1,122,968)      $(10,256,669)
===================================================================================================================

                                                                    See Notes to Consolidated Financial Statements.


                      ENERGY VISIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

                                   (Unaudited)

1. Basis of Presentation:

          The financial statements at December 31, 2001 and for the three month periods ended December 31, 2001 and 2000, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented therein not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2001.

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

          The results of operations for the three month period ended December 31, 2001 is not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2002.

2. Due To Related Parties:

          Advances amounting to approximately $495,000 at December 31, 2001, from the Company's president and chief executive officer and a company controlled by this individual cannot be repaid out of the proceeds of the public offering pursuant to an agreement with the Canadian Venture Exchange ("CDNX") for a period of one year from the date of closing of the public offering and are included in current liabilities in the accompanying consolidated balance sheet.

3. Stock Options:

          On October 2, 2001, the Company's board of directors approved a new stock option plan (the "Plan") which will become effective upon its approval by the CDNX and the Company's shareholders. A maximum of 3,500,000 options to purchase shares of common stock can be issued by the Company under the proposed Plan.

          On October 2, 2001, the Company agreed to issue options to purchase 150,000 shares of common stock at an exercise price of $0.27 (Cdn $0.43) per common share to two officers and directors under the proposed Plan. On November 1, 2001, the Company agreed to issue options to purchase 500,000 shares of common stock at an exercise price of $0.41 (Cdn $0.65) per common share to officers and directors and a nonemployee under the proposed Plan. On November 22, 2001, the

          Company agreed to issue options to purchase 110,000 shares of common stock at an exercise price of $0.39 (Cdn $0.63) per common share to an employee and nonemployee under the proposed Plan. On January 11, 2002, the Company agreed to issue options to purchase 50,000 shares of common stock at an exercise price of $0.31 (Cdn $0.50) per common share to an employee under the proposed Plan. These options will be issued and become exercisable over an eighteen month period upon the approval of the proposed Plan.

4. Noncash Compensation:

          During the quarter ended December 31, 2001 the Company recorded a charge to operations of approximately $52,000, which represents research and development services performed by the Alberta Research Council, Inc. ("ARC") during the quarter. At December 31, 2001, Special Warrants issued but not earned by ARC were approximately 751,000.

5. Subsequent Event:

          The Company is negotiating to acquire a majority interest in Pure Energy Inc. The proposal is subject to the approval from various regulatory agencies. The ability of the Company to complete the proposed transaction involves a number of risks and uncertainties and there is no assurance that the proposed transaction will be completed.

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

         This report is for the three month interim period ended December 31, 2001. Accordingly, this section will primarily discuss the Company's position as of such date.

Overview

         Energy Visions Inc. (hereafter, the "Company" or "EVI") was formed in November 1996, to research, develop and commercialize rechargeable battery technologies. The Company has several electro chemical technologies and is currently working on the development and commercialization of the Direct Methanol Fuel Cell ("DMFC") and the Nickel Zinc ("NiZn") technology.

         Costs relating to the DMFC project are in large part supported by Alberta Research Council, Inc. ("ARC"). The company expects to spend significant sums upon expanding its battery testing capability. While there can be no assurance that our business plan for the next year will be successful, the R&D programs, strategic alliances and targeted financing planned for the Company are expected to support the Company's activities until significant income streams of royalties and license fees develop.

Comparative Disclosure

         During the quarter ended December 31, 2001, the Company was still a development stage company and has yet to achieve significant revenues. Revenues, in the quarter ended December 31, 2001 were $25,000 as in the prior year. Such revenues represent fees earned from research and development services performed for and licensing fees from Ilion Technology Corporation ("Ilion"). While such revenues, pursuant to the terms of the Ilion license agreement, should continue at the minimum rate of $100,000 per annum through March 2002, the Ilion contract is currently under review. We do not expect such revenues to continue into the future. Other revenue sources will not result until the Company successfully completes the commercialization of its electro chemical technologies which the Company currently expects to achieve in late calendar 2002.

         The Company's expenses in the quarters ended December 31, 2001 and 2000 totaled approximately $396,000 and $1,144,000 respectively resulting in a decrease of 65%. This decrease was a result of the Company incurring in the same period of the prior year noncash financing costs of approximately $365,000 relating to the issuance of stock warrants to debenture holders. Additionally, in that period, the Company incurred charges of approximately $70,000 for common stock issued to consultants for investment advisory services provided in connection with the Company filing a preliminary prospectus in Canada for the sale of shares of common stock. Also the Company incurred noncash financing costs of approximately $56,000 pertaining to common stock issued to consultants for services provided in connection with obtaining an extension on the maturity dates of the debentures. Finally, the Company incurred noncash compensatory charges of approximately $200,000 in connection with the extension of the expiration dates of options previously issued to employees and to laboratory consultants. During the current year's quarter, the Company incurred noncash compensatory charges of approximately $52,000 in connection with the provision of research and development services from ARC.

         Expenses, excluding such items, totaled approximately $344,000 in the quarter ended December 31, 2001 and approximately $453,000 in the prior year's quarter. The most significant costs included in such values are the Company's technology expenses i.e. expenses related to the research and development cost of the company's battery technologies (approximately $146,000 in the 2001 quarter - a 24% decrease compared to the prior year's comparative quarter approximately $191,000).

         Research and development costs decreased to $198,000 for the quarter ended December 31, 2001 from approximately $257,000 for the same period of 2000. The 2001 values include approximately $52,000 in noncash compensatory charges based upon the research and development services performed by ARC as of December 31, 2001. The 2000 values include noncash compensatory charges of approximately $66,000 for the extension of the expiration dates of options previously issued to laboratory consultants.

         Professional fees decreased approximately 38% to $88,000 for the quarter ended December 31, 2001 from approximately $141,000 for the same period of 2000. The decrease in professional fees is the result of accounting and legal fees incurred in the prior year in connection with securities law matters arising from the Company's compliance with the federal securities laws and costs incurred on the filing of a preliminary prospectus in Canada for the sale of shares of common stock.

         General and administrative expenses decreased by approximately $123,000 to $74,000 for the quarter ended December 31, 2001. The decrease in general and administrative expenses resulted from the Company incurring, in the prior year, noncash compensatory charges of approximately $134,000 for the extension of the expiration dates of options previously issued to employees.

         Interest and financing costs decreased by approximately $518,000 to $5,000 for the quarter ended December 31, 2001 from approximately $523,000 for the same period of 2000. A significant portion of the interest and financing costs for the comparative quarter in 2000 was noncash financing costs of approximately $365,000 relating to the issuance of stock warrants to debenture holders, $70,000 relating to common stock issued to consultants for investment advisory services in connection with the Company filing a preliminary prospectus for the sale of shares of common stock and $56,000 relating to the issuance of common stock to consultants for services provided in connection with obtaining an extension on the maturity dates of the debentures.

Liquidity

         At December 31, 2001 the Company had approximately $93,000 cash on hand and a working capital deficiency of approximately $629,000. The Company has approximately $115,000 in monthly expenses and $8,000 in revenues. Such cash on hand plus anticipated cash receipts are sufficient to service the Company's cash needs through to early March 2002.

         The Company is seeking to raise new capital to support its growth and technology research and development costs and to fund expanded capital facilities. The working capital deficiency of $629,000 at December 31, 2001, includes approximately $495,000 owed to the Company's President and Chief Executive Officer and to a company controlled by this individual. Such sum cannot be repaid, through August 22, 2002 out of the proceeds of the August 2001 share offering.

         The Company will attempt to offer shares to sophisticated investors in Ontario in the final weeks of February 2002 and also will attempt to make a short-form prospectus filing in the Provinces of Alberta and British Columbia in the very near future. There can be no assurance, however, that these or any other financings will be successful, and if they are not successful, additional debt financing will be required and the Company's research and development activities will have to be reduced or will not accelerate to the extent otherwise intended.

         The Company has a joint research and development program with Alberta Research Council, Inc. pursuant to which a joint development program is in progress in Alberta to create prototype fuel cells based upon the Company's Direct Methanol Fuel Cell technology. The Company also has a long-standing agreement with National Research Council of Canada ("NRC") and, while such contract is currently under renegotiation, NRC has verbally indicated its intention to support the DMFC initiative by allocating technical staff to the project and providing other significant support. Such arrangements will collectively, the Company anticipates, enhance the likelihood of any offering of shares being successful.

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

Date: February 14, 2002

                                                  ENERGY VISIONS INC.



                                                  /s/Peter F. Searle
                                                  Peter F. Searle
                                                  Vice President, Finance