Form 10QSB
period 2002-03-31
ENERGY VISIONS INC
filed 2002-05-20
CIK 1048407

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2002, the Issuer had 17,867,116 shares of outstanding Common Stock.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Item 1.  Financial Statements


                                                                              ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                     (a development stage company)
                                                                              CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                     (expressed in U.S. dollars)

                                                                                         (Unaudited)

                                                                                                                     Period from
                                                       Three months ended                 Six months ended        November 19, 1996
                                                  March 31,        March 31,        March 31,      March 31,        (inception) to
                                                    2002              2001             2002          2001           March 31, 2002

Revenue                                           $ 25,000         $ 66,072         $ 50,000      $ 91,072            $ 603,495

Expenses:
  Research and development costs                   208,767          167,226          406,791       423,810            2,269,398
  Professional fees                                 93,111           65,920          181,303       206,816            1,653,503
  General and administrative                        69,232           50,015          143,403       246,531            4,621,433
  Interest and financing costs                       4,920          531,199            9,693     1,054,156            2,303,696
  Depreciation and amortization                     31,191           28,474           62,155        55,100              428,929

Total expenses:                                    407,221          842,834          803,345     1,986,413           11,276,959
Net loss                                        $ (382,221)      $ (776,762)      $ (753,345)  $(1,895,341)       $ (10,673,464)
====================================================================================================================================
Loss per common share - basic and diluted           ($0.02)          ($0.06)          ($0.04)       ($0.14)
====================================================================================================================================
Weighted-average number of common
shares outstanding - basic and diluted          17,673,960       13,628,979       17,651,223    13,618,463
====================================================================================================================================

                                                                              See Notes to Consolidated Financial Statements



                                                                                              ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                                    (a development stage company)
                                                                                              CONSOLIDATED BALANCE SHEET
                                                                                                    (expressed in U.S. dollars)

                                                                                                (Unaudited)
                                                                                                 March 31,         September 30,
                                                                                                    2002               2001
----------------------------------------------------------------------------------------------------------------------------------

ASSETS


Current Assets:
  Cash and cash equivalents                                                                          $ 29,094          $ 489,074
  Accounts receivable, net of allowance of $141,000 and $90,000, respectively                           3,133              8,077
  Refundable investment tax credits                                                                    85,850             86,725
  Prepaid expenses and other current assets                                                            60,718             96,505
                                                                                               ---------------    ----------------
       Total current assets                                                                           178,795            680,381

Property and Equipment, net of accumulated depreciation of $227,000 and $185,000                      434,905            423,233

License and Technology costs, net of accumulated amortization of $201,000 and $181,000                253,480            273,549
----------------------------------------------------------------------------------------------------------------------------------
       Total Assets                                                                                 $ 867,180        $ 1,377,163
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                                             $ 544,317          $ 494,861
  Due to related parties                                                                              502,673            495,302
                                                                                               ---------------    ----------------
       Total current liabilities                                                                    1,046,990            990,163

Loan Payable                                                                                          270,711            273,470
----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                            1,317,701          1,263,633
----------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity (deficiency):
  Preferred stock - $.0001 par value; authorized 5,000,000 shares, none issued
  Common stock - $.0001 par value; authorized 50,000,000 shares,
     issued and outstanding 17,867,116 and 17,628,979 shares                                            1,787              1,763
  Additional paid-in capital                                                                       10,183,663         10,000,174
  Accumulated other comprehensive income                                                               37,493             31,712
  Deficit accumulated during the development stage                                                (10,673,464)        (9,920,119)
----------------------------------------------------------------------------------------------------------------------------------
       Stockholders' equity (deficiency)                                                             (450,521)           113,530
----------------------------------------------------------------------------------------------------------------------------------
       Total Liabilities and Stockholders' Equity (deficiency)                                      $ 867,180        $ 1,377,163
==================================================================================================================================

                                                                                    See Notes to Consolidated Financial Statements



                                                                                         ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                               (a development stage company)
                                                                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                               (expressed in U.S. dollars)

                                                                               (Unaudited)

                                                                                            Period from
                                                                    Six months ended       November 19, 1996
                                                               March 31,     March 31,     (inception) to
                                                                 2002          2001        March 31, 2002


Cash flows from operating activities:

  Net loss                                                     $ (753,345)  $(1,895,341)   $(10,673,464)
    Adjustments to reconcile net loss to net cash used
      in operating activities
        Depreciation and amortization                             62,155          55,100         428,929
         Allowance for doubful accounts                           51,000                         141,000
        Noncash interest on advances settled with related party                                   28,604
        Common stock issued to founders                                                          146,801
        Noncash compensatory charge on stock issued to an officer                              3,018,815
        Common stock issued for services                                          70,000         364,557
        Noncash compensatory charge on stock options issued to an officer                        275,950
        Issuance of compensatory stock options                                                   515,496
        Issuance of compensatory stock warrants                  109,981         851,276       2,157,172
        Noncash compensatory charge for extension of the
         expiration date of options                                              199,875         282,875
        Changes in operating assets and liabilities:                                                   -
          Increase in accounts receivable                        (46,056)        (39,896)       (144,133)
          (Increase) decrease in refundable investment tax credits   875          19,514         (85,850)
          Decrease (increase) in prepaid expenses
            and other current assets                              35,787         133,753         (60,718)
          Increase in accounts payable
            and accrued expenses                                  49,456         311,785         544,317
          (Decrease) increase in deferred revenue                    -           (50,000)              -
----------------------------------------------------------------------------------------------------------
            Net cash used in operating activities               (490,147)       (343,934)     (3,059,649)
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                            (53,758)        (42,667)       (212,387)
  Acquisition of license and technology                                                           (4,927)
----------------------------------------------------------------------------------------------------------
            Cash used in investing activities                    (53,758)        (42,667)       (217,314)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from related parties' advances, net                     7,371         304,167         750,019
  Proceeds from (repayments on)  issuance of debentures                          (85,769)        497,678
  Proceeds from (payments on) loan payable, net                   (2,759)        165,944         270,711
  Proceeds from issuance of common stock                          73,532                       2,150,329
  Proceeds from issuance of common stock upon
   exercise of warrants & options                                                 22,505          97,505
  Repayment of debentures                                                                       (497,678)
  Increase in deferred offering costs                                            (67,000)              -
----------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities            78,144         339,847       3,268,564
----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                            5,781          45,988          37,493

Net increase in cash                                            (459,980)           (766)         29,094

Cash and cash equivalents at beginning of period                 489,074           3,793
----------------------------------------------------------------------------------------------------------
Cash at end of period                                           $ 29,094         $ 3,027        $ 29,094
==========================================================================================================
Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                       $ 2,322        $ 28,358       $ 178,704
==========================================================================================================
Supplemental schedule of noncash investing and financing activities:

  Issuance of common stock for payment of laboratory equipment                                 $ 450,000
==========================================================================================================
  Issuance of common stock in satisfaction of debt related to acquisition of
  license and technology                                                                       $ 450,000
==========================================================================================================
  Issuance of common stock for payment of advances owed to an officer                          $ 275,950
==========================================================================================================
  Issuance of stock warrants to debenture holders in connection with extension of
  maturity dates                                                               $ 590,120     $ 1,308,336
==========================================================================================================
  Issuance of common stock to agent for extension of maturity dates                             $ 75,170
==========================================================================================================
  Issuance of stock warrants for related party advances                                         $ 29,663
==========================================================================================================

                                                                                 See Notes to Consolidated Financial Statements


                                                                                 ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                        (a development stage company)
                                                                   CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
                                                                                          (expressed in U.S. dollars)
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                                      Period from
                                                       Three months ended                Six months ended          November 19, 1996
                                                   March 31,        March 31,        March 31,     March 31,         (inception) to
                                                     2002             2001             2002          2001            March 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
Net Loss                                            $ (382,221)      $ (776,762)     $(753,345)  $(1,895,341)       $ (10,673,464)
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss):
    Foreign Currency Translation                         2,919           50,377          5,781        45,988               37,493
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                  $ (379,302)      $ (726,385)    $ (747,564)  $(1,849,353)       $ (10,635,971)
====================================================================================================================================

                                                                   See Notes to Consolidated Financial Statements


                      ENERGY VISIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

                                   (Unaudited)

1. Basis of Presentation:

          The financial statements at March 31, 2002 and for the three month and six month periods ended March 31, 2002 and 2001, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented therein not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2001.

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

          The results of operations for the three month and six month periods ended March 31, 2002 is not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2002.

2. Due To Related Parties:

          Advances amounting to approximately $503,000 at March 31, 2002, from the Company's president and chief executive officer and a company controlled by this individual, of which approximately $495,000 cannot be repaid out of the proceeds of the Company's August 2001 Canadian offering pursuant to an agreement with the Canadian Venture Exchange
          ("CDNX") for a period of one year from the date of closing of that offering and are included in current liabilities in the accompanying consolidated balance sheet. Included in the advances is accrued interest of approximately $7,000.

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

4. Noncash Compensation:

          During the six month period ended March 31, 2002 the Company recorded a charge to operations of approximately $110,000, which represents research and development services performed by the Alberta Research Council Inc. ("ARC") during the period. At March 31, 2002, Special Warrants issued but not earned by ARC were approximately 644,000.

5. Private Placement:

          On March 14, 2002, the Company completed a private offering of 238,137 shares of common stock in Canada and received net proceeds of approximately $116,000 Canadian dollars (approximately US $74,000). In connection with this private offering, warrants to purchase 238,137 shares of common stock were issued, exercisable at $0.47 (Cdn. $0.75) per common share.

6. Proposed Transaction:

          On April 16, 2002, the Company signed an agreement to purchase 1,000,000 preferred shares of Pure Energy Inc. ("PEI") at a price of Cdn. $1,000,000, to be paid by the issuance of 1,000,000 shares of the Company's common stock at a price of Cdn. $1.00 per share. The proposed agreement and issuance of the Company's common shares is subject to approval from various regulatory agencies. The preferred shares acquired by the Company are convertible into common shares of PEI and together with additional PEI shares that the Company may purchase pursuant to a four month unconditional option, when combined with the PEI shares currently held by Wayne Hartford, the Company's principal shareholder, will constitute a controlling interest in PEI. The ability of the Company to complete the proposed transaction involves a number of risks and uncertainties and there is no assurance that the proposed transaction will be completed.

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

         This report is for the three and six month periods ended March 31, 2002. The reader is directed to the Company's Annual Report on Form 10-KSB filing for more information about the Company. Accordingly, this section will primarily discuss the Company's position as of the filing date hereof.

Overview

Energy Visions Inc. (hereafter, the "Company" or "EVI") was formed in 1996 to research, develop and commercialize rechargeable battery technologies. The Company has several electrochemical technologies and is currently primarily working on the development and commercialization of the Direct Methanol Fuel Cell ("DMFC"), and the Nickel Zinc ("NiZn") technology.

Costs relating to the DMFC project are in large part supported by Alberta Research Council Inc. ("ARC"). The Company expects to spend significant sums upon expanding its battery testing capability. While there can be no assurance that our business plan for the next year will be successful, the R&D programs, strategic alliances and targeted financing planned for the Company are expected to support the Company's activities until significant income streams of royalties and licence fees develop.

Comparative Disclosure

         During the quarter ended March 31, 2002, the Company was still a development stage company and has yet to achieve significant revenues. Revenues were approximately $25,000 and $50,000, respectively, for the three month and six month periods ended March 31, 2002 and were entirely earned from research and development services performed for and licensing fees from Ilion Technology Corporation ("Ilion"). Pursuant to the terms of the Ilion License Agreement, such revenues should continue at the minimum rate of $200,000 per annum through March 2003. Ilion paid the Company the sum of $100,000 to satisfy the minimum guaranteed royalty amount through March 31, 2001, such sum being designated as ongoing research and development funding. Ilion has not paid sums in connection with research and development funding through March 31, 2002 of approximately $141,000 and the matter is currently under negotiation. The Company's revenue respecting minimum guaranteed royalty amounts for the three month periods ended March 31, 2002 and 2001, respectively, remained unchanged. The revenue for the six month period ended March 31, 2002 of approximately $50,000 decreased by 45% from approximately $91,000 and revenues for the three month period ended March 31, 2002 decreased by approximately $41,000 or 62% for the same periods in the prior year as a result of the Company earning additional research and development revenues in the prior period.

         The Company's expenses in the quarters ended March 31, 2002 and 2001 totaled approximately $407,000 and $843,000, respectively, resulting in a decrease of 52%. This decrease was primarily the result of the Company incurring in the prior period noncash financing costs of approximately $487,000 relating to the issuance of stock warrants to debenture holders and promoter in connection with the extension of the maturity dates of such debentures. The Company's expenses in the six month periods ended March 31, 2002 and 2001 totaled approximately $803,000 and $1,986,000, respectively, resulting in a decrease of 60%. Such decrease is primarily the result of the Company incurring, in the prior year's period, noncash compensatory charges of approximately $851,000 relating to the issuance of stock warrants to debenture holders and promoter in connection with the extension of the maturity dates of such debentures and $200,000 in connection with the extension of the expiration dates of options previously issued to employees and laboratory consultants. Additionally, in that period, the Company incurred charges of approximately $70,000 for common stock issued to consultants for investment advisory services provided in connection with the Company filing a preliminary prospectus in Canada for the sale of shares of common stock.

         One of the most significant costs included in such values are the Company's research and development costs. Research and development costs for the three month and six month periods ended March 31, 2002 were approximately $209,000 and $407,000, respectively. Compared to the research and development costs for the same three month and six month periods in the prior year of approximately $167,000 and $424,000, respectively, an increase of 25% and a decrease of 4%, respectively. The 2002 values include approximately $52,000 for the three month period and $110,000 for the six month period in noncash compensatory charges based upon the research and development services performed by ARC. The 2001 value includes noncash compensatory charges of approximately $66,000 for the three and six month periods for the extension of the expiration dates of options previously issued to laboratory consultants. Research and development costs are expected to continue to increase as EVI continues to develop its facilities, expertise and activities and continues to fund research and development work undertaken in Calgary Alberta in the joint program with ARC.

         Professional fees for the three month and six month periods ended March 31, 2002 were approximately $93,000 and $181,000, respectively. Compared to professional fees for the same three month and six month periods in the prior year of approximately $66,000 and $207,000, respectively, resulted in an increase of 41% and a decrease of 12%, respectively. The Company incurred financial advisory fees of approximately $20,000 and $40,000, respectively, for the three month and six month periods ended March 31, 2002, not incurred in the prior year's periods. The net decrease in 2002 six month values is due to the Company incurring less accounting and legal fees, offset by an increase in financial advisory fees.

         General and administrative expenses increased to $69,000 for the three month period ended March 31, 2002 from $50,000 for the comparable period in the prior year, an increase of approximately 38%, primarily the result of a bad debt provision in the current year of approximately $25,000. Compared to the six month period from the prior year, general and administrative expenses decreased from approximately $247,000 to approximately $143,000 for the six month period ended March 31, 2002, resulting in a decrease of 42%. Such net decrease in general and administrative expenses resulted from the Company incurring in the prior period noncash compensatory charges of approximately $134,000 for the extension of the expiration dates of options previously issued to employees, offset by a provision for bad debts in the current period of approximately $51,000.

         Interest and financing costs for the three month and six month periods ended March 31, 2002 were approximately $5,000 and $10,000, respectively. Interest and financing costs for the three month and six month periods ended March 31, 2001 were approximately $532,000 and $1,054,000, respectively. In the current year, the Company essentially incurred minimal interest and financing costs. During the prior year, the Company incurred noncash financing costs of approximately $487,000 and $851,000 during the three month and six month periods, relating to the issuance of stock warrants to debenture holders and promoter. Additionally, the Company incurred charges of approximately $70,000 during the three and six month periods in the prior year for common stock issued to consultants for investment advisory services provided in connection with the Company filing a preliminary prospectus for the sale of shares of common stock in Canada. Furthermore, the Company accrued approximately $20,000 for interest on the debentures previously issued.

Liquidity

         At March 31, 2002, the Company had approximately $29,000 cash on hand and a working capital deficiency of approximately $868,000. The Company currently estimates it will have approximately $115,000 in monthly expenses and $8,000 in monthly revenues.

         The Company is seeking to raise new capital to support its growth and technology research and development costs and to fund expanded capital facilities. The working capital deficiency of $868,000 at March 31, 2002, includes approximately $503,000 owed to the Company's President and Chief Executive Officer and to a company controlled by this individual. Approximately $495,000 of such sum cannot be repaid, through August 22, 2002 out of the proceeds of the August 2001 share offering.

         It is of great importance that the Company successfully raise new equity to cover its working capital requirements. The Company will attempt to make a short-form prospectus filing in the Provinces of Alberta and British Columbia in the very near future. Currently the Company is negotiating a short term facility to provide working capital until the short-form prospectus filing is completed. There can be no assurance, however, that these or any other financings will be successful, and if they are not successful, additional debt financing will be required and the Company's research and development activities will have to be reduced or will not accelerate to the extent otherwise intended.

         The Company has a joint research and development program with Alberta Research Council Inc. pursuant to which a joint development program is in progress in Alberta to create prototype fuel cells based upon the Company's Direct Methanol Fuel Cell technology. The Company also has a long-standing agreement with National Research Council of Canada ("NRC") and, while such contract is currently under renegotiation, NRC has verbally indicated its intention to support the DMFC initiative by allocating technical staff to the project and providing other significant support. Such arrangements will collectively, the Company anticipates, enhance the likelihood of any offering of shares being successful.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

         The Company and its major shareholders announced on April 1, 2002 that they had commenced an action in the Ontario Superior Court of Justice against Northern Securities Inc., Vic Alboini and Stature Inc. claiming, among other relief, damages for breach of contract, negligence and breach of fiduciary duties in connection with EVI's private and public financings in 2000 and 2001 and trading activities by Northern Securities Inc. in EVI stock since August 23, 2001. The defendants have taken steps to defend against the lawsuit and to counterclaim against the Company and others.

Item 2. Changes in Securities.

         None.

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to Vote of Security Holders.

         On May 8, 2002, the shareholders of the Company approved the adoption of the 2001 Share Option Plan in the form attached to the Management Information Circular of the Company dated March 22, 2002. The shareholders also confirmed the grant of 810,000 options as per detail set out in such Circular.

Item 5. Other Information.

         None

Item 6. Exhibits and Reports on Form 8-K.

         (a) None.

         (b) None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May  , 2002

                                                      ENERGY VISIONS INC.



                                                      /s/Peter F. Searle
                                                      Peter F. Searle
                                                      Vice President, Finance