Form 10QSB
period 2002-06-30
ENERGY VISIONS INC
filed 2002-08-19
CIK 1048407

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2002,  the Issuer had  17,867,116  shares of  outstanding  Common
Stock.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                                                                              ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                                     (a development stage company)
                                                                                                        CONSOLIDATED BALANCE SHEET
                                                                                                       (expressed in U.S. dollars)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                (Unaudited)
                                                                                                  June 30          September 30,
                                                                                                   2002                 2001
----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                                       $ 100,086            $ 489,074
  Accounts receivable, net of allowance of $148,000 and $90,000, respectively                         8,229                8,077
  Refundable investment tax credits                                                                  28,066               86,725
  Prepaid expenses and other current assets                                                          56,896               96,505
                                                                                                ------------         -------------
       Total current assets                                                                         193,277              680,381

Property and Equipment, net of accumulated depreciation of $246,000 and $185,000, respectively      416,243              423,233

License and Technology costs, net of accumulated amortization of  $181,000 in 2001                        -              273,549
----------------------------------------------------------------------------------------------------------------------------------
       Total Assets                                                                               $ 609,520          $ 1,377,163
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                                           $ 764,234            $ 494,861
  Due to related parties                                                                            751,405              495,302
                                                                                                ------------          ------------
       Total current liabilities                                                                  1,515,639              990,163

Loan Payable                                                                                        284,398              273,470
----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                          1,800,037            1,263,633
----------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity (Deficiency):
  Preferred stock - $.0001 par value; authorized 5,000,000 shares, none issued
  Common stock - $.0001 par value; authorized 50,000,000 shares,
     issued and outstanding 17,867,116 and 17,628,979 shares                                          1,787                1,763
  Additional paid-in capital                                                                     10,221,065           10,000,174
  Accumulated other comprehensive income                                                              2,680               31,712
  Deficit accumulated during the development stage                                              (11,416,049)          (9,920,119)
----------------------------------------------------------------------------------------------------------------------------------
       Stockholders' equity (deficiency)                                                         (1,190,517)             113,530
----------------------------------------------------------------------------------------------------------------------------------
       Total Liabilities and Stockholders' Equity                                                 $ 609,520          $ 1,377,163
==================================================================================================================================

                                                                                    See Notes to Consolidated Financial Statements




                                                                                              ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                                     (a development stage company)
                                                                                              CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                                       (expressed in U.S. dollars)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)


                                                                                                                 Period from

                                                     Three months ended              Nine months ended        November 19, 1996
                                                  June 30,          June 30,       June 30,      June 30,      (inception) to
                                                    2002              2001           2002          2001         June 30, 2002
---------------------------------------------------------------------------------------------------------------------------------
Revenue                                               $ -         $ 25,827         $ 50,000     $ 116,899              $ 603,495
---------------------------------------------------------------------------------------------------------------------------------

Expenses:
  Research and development costs                  185,560          319,142          592,351       742,952              2,454,958
  Professional fees                               221,358           29,566          402,661       236,382              1,874,861
  General and administrative                      309,997          107,606          453,400       354,137              4,931,430
  Interest and financing costs                      7,008          426,094           16,701     1,480,250              2,310,704
  Depreciation and amortization                    18,662           28,872           80,817        83,972                447,591
---------------------------------------------------------------------------------------------------------------------------------
Total expenses                                    742,585          911,280        1,545,930     2,897,693             12,019,544
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                       $ (742,585)      $ (885,453)     $(1,495,930) $ (2,780,794)         $ (11,416,049)
=================================================================================================================================

Loss per common share - basic and diluted          ($0.04)          ($0.06)          ($0.08)       ($0.20)
=================================================================================================================================

Weighted-average number of common
shares outstanding - basic and diluted         17,867,116       13,628,979       17,723,187    13,621,298
=================================================================================================================================

                                                                                   See Notes to Consolidated Financial Statements


                                                                                              ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                                     (a development stage company)
                                                                                CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
                                                                                                       (expressed in U.S. dollars)
----------------------------------------------------------------------------------------------------------------------------------


                                                                                                                   Period from
                                                      Three months ended               Nine months ended        November 19, 1996
                                                June 30,         June 30,         June 30,      June 30,          (inception) to
                                                  2002             2001             2002          2001            June 30, 2002

-----------------------------------------------------------------------------------------------------------------------------------

Net Loss                                         $ (742,585)      $ (885,453)     $(1,495,930)  $(2,780,794)         $ (11,416,049)
-----------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss):
    Foreign Currency Translation                    (34,813)         (39,076)         (29,032)        6,912                  2,680

-----------------------------------------------------------------------------------------------------------------------------------

Comprehensive loss                               $ (777,398)      $ (924,529)     $(1,524,962)  $(2,773,882)         $ (11,413,369)
===================================================================================================================================



                                                                                              ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                                     (a development stage company)
                                                                                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                       (expressed in U.S. dollars)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
                                                                                                                    Period from
                                                                                         Nine months ended       November 19, 1996
                                                                                      June 30,       June 30,     (inception) to
                                                                                       2002           2001         June 30, 2002
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                           $ (1,495,930)  $  (2,780,794)   $ (11,416,049)
    Adjustments to reconcile net loss to net cash used
      in operating activities
        Depreciation and amortization                                                      80,817          83,972          447,591
        Allowance for doubful accounts                                                     53,000                          143,000
        Noncash interest on advances settled with related party                                                             28,604
        Common stock issued to founders                                                                                    146,801
        Noncash compensatory charge on stock issued to an officer                                                        3,018,815
        Common stock issued for services                                                                  145,170          364,557
        Noncash compensatory charge on stock options issued to an officer                                                  275,950
        Noncash compensatory charge for extension of the expiration date of options                       282,875          282,875
        Issuance of compensatory stock options                                              8,582                          524,078
        Issuance of compensatory stock warrants                                           138,801       1,388,668        2,185,992
        Impairment of license and technology costs                                        253,480                          253,480
        Changes in operating assets and liabilities:
          Increase in accounts receivable                                                 (53,152)        (71,641)        (151,229)
          Decrease (increase) in refundable investment tax credits                         58,659          16,031          (28,066)
          Decrease (Increase) in prepaid expenses and other current assets                 39,609          59,139          (56,896)
          Increase in accounts payable and accrued expenses                               269,373         469,411          764,234
          Decrease in deferred revenue                                                                    (44,920)               -
----------------------------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                                        (646,761)       (452,089)      (3,216,263)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                                     (53,758)        (61,614)        (212,387)
  Acquisition of license and technology                                                                                     (4,927)

----------------------------------------------------------------------------------------------------------------------------------
            Cash used in investing activities                                             (53,758)        (61,614)        (217,314)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from related parties' advances                                                 256,103         441,044          998,751
  Proceeds from (repayments on)  issuance of debentures                                                   (69,342)         497,678
  Proceeds from loan payable                                                               10,928         237,303          284,398
  Proceeds from issuance of common stock                                                   73,532                        2,150,329
  Proceeds from issuance of common stock upon exercise of warrants & options                               22,505           97,505
Repayment of debentures                                                                                                   (497,678)
Increase in deferred offering costs                                                                      (126,000)               -

----------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                    340,563         505,510        3,530,983
----------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                   (29,032)          6,912            2,680

Net increase (Decrease) in cash                                                          (388,988)         (1,281)         100,086

Cash at beginning of period                                                               489,074           3,793

----------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                   $ 100,086         $ 2,512        $ 100,086
==================================================================================================================================

Supplemental disclosure of cash flow information:


  Cash paid during the period for interest                                               $ 10,798        $ 33,891        $ 187,180
==================================================================================================================================

Supplemental schedule of noncash investing and financing activities:

  Issuance of common stock for payment of laboratory equipment                                                           $ 450,000
==================================================================================================================================

  Issuance of common stock in satisfaction of debt related to acquisition of
  license and technology                                                                                                 $ 450,000
==================================================================================================================================

  Issuance of common stock for payment of advances owed to an officer                                                    $ 275,950
==================================================================================================================================

  Issuance of stock warrants to debenture holders in connection with extension of
  maturity dates                                                                                         $ 752,120     $ 1,308,336
==================================================================================================================================

  Issuance of common stock to agent for extension of maturity dates                                                       $ 75,170
==================================================================================================================================

  Issuance of stock warrants for related party advances                                                                   $ 29,663
==================================================================================================================================

                                                                                   See Notes to Consolidated Financial Statements

                      ENERGY VISIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

                                   (Unaudited)

1.   Basis of Presentation:

     The financial statements at June 30, 2002 and for the three month and nine month periods ended June 30, 2002 and 2001, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented therein not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2001.

     The results of operations for the three month and nine month periods ended June 30, 2002 is not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2002.

     The Company is in the development stage and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of $1,495,930 and $2,780,794 for the nine month periods ended June 30, 2002 and 2001, and $11,416,049 since its inception in 1996. The Company has had limited revenue during those periods. There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its product development and marketing efforts and/or other unforeseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company is seeking other funds through additional equity financing and potential collaborative arrangements. Such additional funds may not be available on terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

2.   Impairment of License and Technology Costs

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquiror's intent to do so. The Company has determined that even though this intangible asset has a finite life, there is no certainty of its ability to contribute to the Company's future cash flow. Based on this assessment, the Company has recorded a charge to its operations in the current quarter amounting to approximately $254,000 and included this amount in general and administrative expenses.


3.   Due To Related Parties:

     Advances amounting to approximately $751,000 (including accrued interest) at June 30, 2002, from the Company's president and chief executive officer, a company controlled by this individual and the spouse of this individual are reflected in current liabilities in the accompanying consolidated balance sheet. Approximately $495,000 of these advances cannot be repaid out of the proceeds of the August 2001 Company's Canadian offering pursuant to an agreement with the TSX Venture Exchange (formerly the Canadian Venture Exchange) ("TSX") for a period of one year from the date of closing of that offering.


4.   Stock Options:

     On October 2, 2001, the Company's board of directors approved a new stock option plan (the "Plan") which became effective upon its approval by the TSX and the Company's shareholders on May 22, 2002. A maximum of 3,500,000 options to purchase shares of common stock can be issued by the Company under the Plan.

     On October 2, 2001, the Company agreed to issue options to purchase 150,000 shares of common stock at an exercise price of $0.27 (Cdn $0.43) per common share to two officers and directors under the Plan. On November 1, 2001, the Company agreed to issue options to purchase 500,000 shares of common stock at an exercise price of $0.41 (Cdn $0.65) per common share to officers and directors and a nonemployee under the Plan. On November 22, 2001, the Company agreed to issue options to purchase 110,000 shares of common stock at an exercise price of $0.39 (Cdn $0.63) per common share to an employee and nonemployee under the Plan. On January 11, 2002, the Company agreed to issue options to purchase 50,000 shares of common stock at an exercise price of $0.31 (Cdn $0.50) per common share to an employee under the Plan.

     These options were issued and became exercisable over an eighteen month period upon the approval of the proposed Plan. The Company recorded a charge to operations for approximately $9,000, representing the fair value of options issued to nonemployees to purchase 35,000 shares of common stock. The Company did not record a charge to operations for the remaining options issued to officers, directors and employees to purchase 775,000 shares of common stock, since these options were issued at exercise prices exceeding the fair value of the Company's common stock at the date the Plan became effective.

5.   Noncash Compensation:

     During the nine month period ended June 30, 2002 the Company recorded a charge to operations of approximately $139,000, which represents research and development services performed by the Alberta Research Council, Inc. ("ARC") during the period. At June 30, 2002, Special Warrants issued but not earned by ARC were approximately 559,000.

6.   Private Placement:

     On March 14, 2002, the Company completed a private offering of 238,137 shares of common stock in Canada and received net proceeds of approximately $116,000 Canadian dollars (approximately US $74,000). In connection with this private offering, warrants to purchase 238,137 shares of common stock were issued, exercisable at $0.47 (Cdn. $0.75) per common share.


7.   Proposed Transaction:

     On April 16, 2002, the Company signed an agreement to purchase 1,000,000 preferred shares of Pure Energy Inc. ("PEI") at a price of Cdn. $1,000,000, to be paid by the issuance of 1,000,000 shares of the Company's common stock at a price of Cdn. $1.00 per share. The proposed agreement and issuance of the Company's common shares is subject to approval from various regulatory agencies. The preferred shares acquired by the Company would be convertible into common shares of PEI and together with additional PEI shares that the Company may purchase pursuant to a four month unconditional option, when combined with the PEI shares currently held by Wayne Hartford, the Company's principal shareholder, would constitute a controlling interest in PEI. The ability of the Company to complete the proposed transaction involves a number of risks and uncertainties and there is no assurance that the proposed transaction will be completed.

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

This report is for the three and nine month periods ended June 30, 2002. The reader is directed to the Company's Annual Report on Form 10-KSB filing for more information about the Company. Accordingly, this section will primarily discuss the Company's position as of the filing date hereof.

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

Comparative Disclosure

During the quarter ended June 30, 2002, the Company was still a development stage company and has yet to achieve significant revenues. Revenues were - $0 - and approximately $50,000, respectively, for the three month and nine month periods ended June 30, 2002 and were entirely earned from research and development services performed for and licensing fees from Ilion Technology Corporation ("Ilion"). Ilion has not paid sums in connection with research and development funding through March 31, 2002 of approximately $148,000 and the matter is currently under active negotiation. The Company expects no more revenue from this source, anticipates an agreement to terminate the agreement with Ilion, and has not therefore recorded additional revenue in the current quarter. The revenue for the nine month period ended June 30, 2002 of approximately $50,000 decreased by 57% from approximately $117,000 in these circumstances as a result of the Company earning additional research and development revenues in the prior year's period.

The Company's expenses in the quarters ended June 30, 2002 and 2001 totaled approximately $743,000 and $911,000, respectively, resulting in a decrease of approximately 18%. This decrease was primarily the result of the Company incurring in the prior period noncash financing costs of approximately $403,000 relating to the issuance of stock warrants to debenture holders and a promoter in connection with the extension of the maturity dates of such debentures, offset by the charge in the current period of approximately $254,000 for the impairment of license and technology costs resulting from the Company's determination that there is no certainty of those assets contributing to future cash flow. The Company's expenses in the nine month periods ended June 30, 2002 and 2001 totaled approximately $1,546,000 and $2,898,000, respectively, resulting in a decrease of 47%. Such decrease is primarily the result of the Company incurring, in the prior year's period, noncash compensatory charges of approximately $1,254,000 relating to the issuance of stock warrants to debenture holders and a promoter in connection with the extension of the maturity dates of such debentures. Additionally, in that prior period, the Company incurred charges of approximately $70,000 for common stock issued to consultants for investment advisory services provided in connection with the Company filing a preliminary prospectus in Canada for the sale of shares of common stock.

One of the most significant expenses included above is the Company's research and development costs. Research and development costs for the three month and nine month periods ended June 30, 2002 were approximately $186,000 and $592,000, respectively. Compared to the research and development costs for the same three month and nine month periods in the prior year of approximately $319,000 and $743,000, respectively, a decrease of 42% and 20%, respectively. The 2002 values include approximately $29,000 for the three month period and $139,000 for the nine month period in noncash compensatory charges for research and development services performed by ARC, compared with approximately $134,000 for the three and nine month periods in the prior period. The prior period also included approximately $90,000 for the extension of the expiration dates of options previously issued to laboratory consultants. Research and development costs are expected to decrease in the short term as the Company refocuses its activities in Calgary, Alberta for its joint program with ARC.

Professional fees for the three month and nine month periods ended June 30, 2002 were approximately $221,000 and $403,000, respectively. Compared to professional fees for the same three month and nine month periods in the prior year of approximately $30,000 and $236,000, respectively, increases of 637% and 71%, respectively. The Company incurred legal defense costs of approximately $93,000 in the current period and financial advisory fees of approximately $20,000 and $68,000, respectively, for the three month and nine month periods ended June 30, 2002, not incurred in the prior year's periods primarily for the matter discussed in Item I, Part II.

General and administrative expenses increased to approximately $310,000 for the three month period ended June 30, 2002 from $108,000 for the comparable period in the prior year, an increase of approximately 187%, primarily the result of the charge in the current period of approximately $254,000 for the impairment of license and technology costs where the Company has determined there is no certainty of those assets contributing to its future cash flow, netted against the prior period's noncash compensatory charges of approximately $59,000 for the extension of the expiration dates of options previously issued to nonemployees. Compared to the nine month period from the prior year, general and administrative expenses increased from approximately $354,000 to approximately $453,000 for the nine month period ended June 30, 2002, resulting in a increase of 28%. Such net increase in general and administrative expenses primarily resulted from the Company incurring in the prior period noncash compensatory charges of approximately $193,000 for the extension of the expiration dates of options previously issued to nonemployees, offset by the charge of $254,000 for the impairment of license and technology costs referred to above.

Interest and financing costs for the three month and nine month periods ended June 30, 2002 were approximately $7,000 and $17,000, respectively. Interest and financing costs for the three month and nine month periods ended June 30, 2001 were approximately $426,000 and $1,480,000, respectively. In the current year, the Company essentially incurred minimal interest and financing costs. During the prior year, the Company incurred noncash financing costs of approximately $403,000 and $1,254,000 during the three month and nine month periods, relating to the issuance of stock warrants to debenture holders and a promoter. Additionally, the Company incurred charges of approximately $70,000 during the nine month period in the prior year for common stock issued to consultants for investment advisory services provided in connection with the Company filing a preliminary prospectus for the sale of shares of common stock in Canada. Furthermore, the Company accrued approximately $67,000 in the nine month period ended June 30, 2001 for interest on debentures issued on March 30, 2000; no such debentures existed in the current year's nine month period.

Critical Accounting Policies and Estimates

     The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. Note that the preparation of this Quarterly Report on Form 10-QSB requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

     Development stage company. The Company is considered to be in the development stage as it devotes substantially all of its efforts to establishing a new business through activities such as financial planning, raising capital, and research and development.

     Revenue recognition. The Company recognizes revenue when the services are performed.

     Impairment of intangible assets. The Company identifies and records impairment on long-lived assets when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on the expected undiscounted cash flows, and recognizes impairment, if any, based on the expected discounted cash flows.

     Research and development. The Company incurs costs in connection with its development of cost effective materials and manufacturing processes for battery and fuel cell systems. The Company expenses such research and development costs as incurred.

Liquidity

At June 30, 2002, the Company had approximately $100,000 cash on hand and a working capital deficiency of approximately $1,323,000. The Company currently estimates it will have approximately $115,000 in monthly expenses and limited or no monthly revenues.

The Company is seeking to raise new capital to support its growth and technology research and development costs and to fund expanded capital facilities. The working capital deficiency of $1,323,000 at June 30, 2002, includes approximately $751,000 owed to the Company's President and Chief Executive Officer, a company controlled by this individual and the spouse of this individual. Approximately $495,000 of such sum cannot be repaid, through August 22, 2002 out of the proceeds of the August 2001 share offering.

It is of great importance that the Company successfully raise new equity to cover its working capital requirements and to permit the Company to proceed with the acquisition of a control position in Pure Energy Inc., which operates a battery manufacturing plant in Amherst, Nova Scotia. The Company is attempting to raise new capital in a number of ways, including private placements and investments into the Canadian operating subsidiary via Province of Ontario "Research Oriented Investment Funds". There can be no assurance, however, that these or any other financings will be successful, and if they are not successful, additional debt financing will be required and the Company's research and development activities will have to be reduced or will not accelerate to the extent otherwise intended.

The Company has a joint research and development program with ARC pursuant to which a joint development program is in progress in Alberta to create prototype fuel cells based upon the Company's Direct Methanol Fuel Cell technology. The Company is currently refocusing its activities on its Direct Methanol Fuel Cell scientific research program and while that is being completed anticipates a reduced funding from ARC. National Research Council of Canada ("NRC") has verbally indicated its intention to support the DMFC initiative by allocating technical staff to the project and providing other significant support. Such arrangements will collectively, the Company anticipates, enhance the likelihood of any offering of shares being successful.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

The Company and its major shareholders announced on April 1, 2002 that they had commenced an action in the Ontario Superior Court of Justice against Northern Securities Inc., Vic Alboini and Stature Inc. claiming, among other relief, damages for breach of contract, negligence and breach of fiduciary duties in connection with EVI's private and public financings in 2000 and 2001 and trading activities by Northern Securities Inc. in EVI stock since August 23, 2001. The defendants have taken steps to defend against the lawsuit and to counterclaim against the Company and others. The matter is currently under active negotiation.

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

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit 99.1 - Certification of Chief Executive Officer.

(b) Exhibit 99.2 - Certification of Chief Financial Officer.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May  , 2002

                                                      ENERGY VISIONS INC.



                                                      /s/Peter F. Searle
                                                      ------------------
                                                      Peter F. Searle
                                                      Vice President, Finance