Form 10KSB
period 2002-09-30
ENERGY VISIONS INC
filed 2003-01-14
CIK 1048407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended September 30, 2002    Commission File Number 0-30285

                               ENERGY VISIONS INC.
             (Name of small business issuer as Specified in its Charter)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No[]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-8 is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of November 30, 2002: $1,421,434

The number of shares outstanding of Issuer's Common Stock as of November 30, 2002: 19,856,100

Transitional Small Business Disclosure Format: Yes [   ] No [X]

Revenues for the most recent fiscal year: $50,000

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

     The registered office of the Company is located at 2711 Centerville Road, Suite 400, Wilmington, Delaware, 19808. The principal business office of the Company is located at 43 Fairmeadow Avenue, Toronto, Ontario, Canada, M2P 1W8.

     The following chart depicts the corporate structure of the Company together with the jurisdiction of incorporation of the Company's direct and indirect wholly-owned subsidiaries.


Energy Visions Inc. (Delaware)

        100%

Energy Ventures Inc. (Canada)(Ontario)

        100%

Energy Ventures International Inc. (Barbados)

     As used in this filing, except as otherwise required by the context, reference to the "Company" or "Energy Visions" means Energy Visions Inc. and its direct and indirect subsidiaries.

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

Overview

     Energy Visions is involved in the research and development of technology for use in the commercialization and manufacturing of fuel cells and batteries. The Company has proprietary interests in technologies relating to direct methanol fuel cells ("DMFC"), Nickel Zinc batteries and Zinc Carbon (bromine complex) rechargeable batteries. The Company is currently focusing its efforts primarily in the development of its proprietary DMFCs and the commercialization of its Nickel Zinc battery technologies.

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

The Company is currently developing a DMFC at its Calgary, Alberta research facilities. The difference between a DMFC and other fuel cell systems is that in the DMFC, an anode catalyst extracts the hydrogen from the fuel (methanol) whereas other fuel cell systems require a "fuel reformer" to extract the hydrogen from the fuel. The use of a fuel reformer reduces the fuel cell efficiency and increases its cost. The Company believes that the elimination of this component, together with catalyst reduction and heat management associated therewith, will reduce the ultimate cost of producing a commercially viable fuel cell system. The Company also believes that its proprietary DMFC technology offers a realistic opportunity to commercialize a fuel cell technology that is ahead of the competition and will have fewer barriers to market entry.

The Company is also currently developing a Nickel Zinc rechargeable battery which it believes is able to compete on cost and performance, and address certain environmental concerns associated with Nickel Cadmium batteries. Nickel Cadmium batteries have gained worldwide acceptance for use in a wide variety of applications, including use in telephones, computers, power tools, cameras, and emergency lighting. However, Nickel Cadmium batteries have certain inherent disadvantages, including but not limited to, poor charge retention, memory effect (the property of Nickel Cadmium batteries that cause them to lose, over time, their capacity for full recharging), and environmental concerns due to the toxicity of Cadmium.

The Company intends to manufacture critical components of DMFCs and become a major supplier to certain ultimate fuel cell product manufacturers. The Company anticipates that test quantities of its Nickel Zinc batteries will be available in the second quarter of calendar 2003.

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

     Development of Battery Technology. To date, the Company's activities have been the development and commercialization of technologies for the battery market. The Company intends to continue its development efforts of its battery technologies and obtain revenues from licensing fees and royalties.

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

     Initially, the Company intends to focus on stationary and portable fuel cell markets with a longer term objective of moving towards automotive fuel cells. The Company intends to develop DMFC's in the size range of 250 watts for remote battery charging and other niche applications, and 2.5 kilowatts for stationary as well as small vehicle applications. Based on the Company's current research and development plans, Energy Visions believes that an initial demonstration unit of a hybrid power supply (a 10 Watt fuel cell coupled with a Nickel Zinc battery pack) will be completed in the second quarter of 2003. Full development is expected to take place over the next three years.

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

Alberta Research Council Inc. Joint Development Agreement.

     The Company and the Alberta Research Council Inc. ("ARC") entered into a joint development agreement effective April 20, 2001 (the "ARC Agreement") to create commercial prototypes of fuel cells utilizing the Company's DMFC technology (the "Joint Development Project").

     The Company utilizes ARC's premises in Calgary, Alberta (the "ARC Research Facility") to develop its DMFC technology, pursuant to the ARC Agreement. ARC has agreed to invest up to $1,950,000 (Cdn $3,000,000) through the provision of premises, research and laboratory facilities, equipment, scientific personnel and other resources (collectively, the "ARC Resources").

     As consideration for ARC's services, the ARC Agreement originally contemplated EVI issuing special warrants to ARC and the Company agreeing to obtain a final receipt for a prospectus to be issued in Canada, to qualify EVI common shares and warrants. However, certain changes in Canadian securities laws in 2001 had the effect of reducing hold periods on shares to four months for certain qualifying issuers, pursuant to Multilateral Instrument 45-102 entitled "Resale of Securities." Therefore, the parties amended the ARC Agreement as of May 3, 2002 and agreed to terminate the issuance of special warrants, and instead, issue EVI common shares directly to ARC.

     As a result, the Company will compensate ARC for the first $1,690,000 (Cdn. $2,600,000) of ARC Resources by issuing 2,057,450 EVI common shares at a price of Cdn. $1.2637 per share. The share price is the average closing price of EVI common shares for the 30 days prior to the effective date of the ARC Agreement. ARC Resources in excess of $1,690,000 (Cdn $2,600,000) will be compensated through the issuance of additional EVI common shares at the then current market price of EVI common shares trading on the TSXV.

     On November 13, 2002, the Company issued 938,984 EVI common shares to ARC for ARC Resources that total approximately Cdn $1,187,000, for the period up to June 30, 2002. EVI will issue additional EVI common shares to ARC, as contemplated under the ARC Agreement, following the receipt of invoices from ARC for ARC Resources.

     The Joint Development Project described in the ARC Agreement is being managed by a joint management committee. The Company has the right to commercially exploit intellectual property which is jointly developed by the Company and ARC, subject to a right of ARC to use the intellectual property for internal research and development projects and for purposes unrelated to batteries and fuel cells.

     Karen Beliveau, Vice President, External Relations and Alliances of ARC, became a member of the Board of Directors of the Company on August 22, 2001, pursuant to the ARC Agreement.

     Certain fuel cell technologies utilized by the Company have been transferred from scientific staff of the University of Graz in Austria to the ARC Research Facility also pursuant to the ARC Agreement. A demonstration prototype utilizing the fuel cell technology is being built under the direction of Dr. Karl Kordesch, the Company's technical advisor.

     The ARC Agreement is subject to termination in certain circumstances, including but not limited to, the insolvency of a party or a dispute between the Company and ARC representatives on the joint management committee, which cannot be resolved within 60 days by their respective senior officers.

     On June 12, 2002, the Company announced that it has redesigned the basic fuel cell and modeled a hybrid battery and fuel system (the "Hybrid Battery and Fuel System") that uses a combination of the Company's proprietary technologies involving DMFCs and Nickel Zinc batteries. A hybrid battery and fuel system uses more than one power generation technology. In the case of the Hybrid Battery and Fuel System, it combines a DMFC (sized to provide average power needs) with a large Nickel Zinc battery pack (sized to provide for peak power needs) that is constantly recharged by the fuel cell.

     It is anticipated that the Hybrid Battery and Fuel System would initially have a major application in golf carts and fork-lift trucks, where operational and environmental issues are matters of importance. It is anticipated that the Hybrid Battery and Fuel System will permit the replacement of the existing heavy lead-acid battery packs now used in such equipment, with a hybrid package of both lower weight and cost. As a result, golf carts for example, can be operated economically and continuously, without being taken out of service for daily recharging.

The overall potential market for such a system is large, provided that capital and operational costs can be reduced to the degree that the Hybrid Battery and Fuel System is cost competitive with conventional engines.

     On August 7, 2002, the Company announced that the first stage research under the Joint Development Project is being restructured as a result of and with a focus on the Company's recently modeled Hybrid Battery and Fuel System. Therefore, the Company will be deferring the compensation scheduled to be paid to ARC for engineering services, pursuant to the ARC Agreement. The Company anticipates that said deferred funds will be applied towards the engineering of the re-designed Hybrid Battery and Fuel System following joint approval in early 2003, of a prototype involving same by the Company and ARC. The Company's research and development activities involve, however, a number of risks and uncertainties and there is no assurance that a viable commercial prototype Hybrid Battery and Fuel System can be made or whether ARC approval will be provided.

Astris Inc. and Astris Energi Inc.

     In 1998, the Company entered into a long-term agreement to lease fuel cell laboratory equipment from Astris Inc. ("Astris") and Astris Energi Inc. ("Astris Energi") (collectively, Astris and Astris Energi will be referred to herein as "Astris"), an alkaline fuel cell research and development corporation. The Company also entered into a 10 year licensing agreement with Astris (the "Astris Licensing Agreement") to use certain alkaline fuel cell technologies. The Company paid $17,000 upon execution of the Astris Licensing Agreement and was obligated to pay 2.5% during the first four years and 2% during the last six years of said agreement of all sales of products manufactured using the licensed technology. The maximum amount of royalties payable by the Company during the term of the Astris Licensing Agreement is $3,300,000. As of January 1, 2000, the Company was obligated to pay Astris an annual minimum royalty of approximately $7,000 per annum. However, the Company withheld paying Astris any royalty payments for the years 2000 and 2001, since the Company's alkaline fuel cell technology program was suspended to refocus on more viable aspects of battery technology. The Astris Licensing Agreement was cancelled on September 5, 2002.

The National Research Council of Canada Alliance Agreement and Ilion License Agreement.

On March 1, 1997, the Company entered into an agreement (the "Alliance Agreement") with the National Research Council of Canada ("NRC") (an agency of the Federal Government of Canada) pertaining to the development of a less expensive Lithium Manganese Dioxide cathode material for use in rechargeable Lithium Ion battery systems. NRC's activities in the area of batteries are conducted by its Institute for Chemical Process and Environmental Technology, which employs approximately 90 full-time scientists and technicians.

     The Alliance Agreement contemplated the Company paying $33,000 to NRC until August 31, 1998, and thereafter, provide minimum and maximum amounts per year of $70,000 and $300,000, respectively, until July 31, 2008 (the "Technical Collaboration Period"). NRC was to use these funds for ongoing research and development in Lithium Ion and other energy material technologies. On January 5, 1999, the Company issued 200,000 EVI common shares to NRC respecting a partial payment, pursuant to the Alliance Agreement.

     As part of the Alliance Agreement, NRC granted the Company a non-exclusive license to use all of NRC's rights, patents, applications, inventions, and technical information existing in March 1997 and owned by NRC and related to Lithium Ion technology (the "Lithium Ion Base Technology") for the research, development, manufacturing and marketing of batteries (with the right to sublicense such technology). The Alliance Agreement also granted the Company the exclusive right to use and/or license any inventions, ideas, formulae, designs or modifications developed by the Company and NRC (the "Enhancements") during the Technical Collaboration Period.

     The Company's license contemplated  termination upon the expiration date of
the  last  patent   pertaining  to  the  Lithium  Ion  Base  Technology  or  the
Enhancements, a period which was to terminate no earlier than 2013.

During the Technical Collaboration Period, NRC was entitled (the "NRC Entitlement") to a royalty of 40 percent of the net licensing revenues from the use of the Lithium Ion Base Technology and Enhancements and a royalty of 2 percent from the sales value of Lithium Ion products, should the Company manufacture such products.

In March 2000, the Company licensed its right in the Lithium Ion Base Technology to Ilion Technology Corporation ("Ilion") (formerly Pacific Lithium Limited) (the "Ilion License Agreement"). In consideration for the licensing rights, Ilion agreed to pay the Company a minimum guaranteed royalty fee for the term of the license, a portion of which could be identified by Ilion as an amount requiring Energy Visions to undertake research and development pursuant to the Ilion License Agreement. Such minimum guaranteed royalty fees were scheduled to total $6.8 million until March 31, 2007.

     Ilion paid the Company the sum of $100,000 to satisfy the minimum guaranteed royalty fee up to March 31, 2001, such sum being designated for further Lithium Ion research and development funding. However, Ilion did not pay the Company for additional research and development funding of approximately $40,000 for the period ending March 31, 2001 nor any sums for later periods.

Negotiations were initiated by the Company with both NRC and Ilion to resolve outstanding issues among the parties and in September 2002, the parties agreed, pursuant to settlement agreements (the "Settlement Agreements") to terminate the Alliance Agreement and Ilion License Agreement.

As part of the Settlement Agreements, the Company agreed to issue EVI common shares to NRC having a value of Cdn. $77,000, subject to the approval of TSXV. The Company intends to issue such EVI common shares in the near future having now received the approval of TSXV.

     In March 2000, the Company entered into an agreement with NRC to receive approximately $330,000 (Cdn. $495,000) refundable pre-commercialization funding contribution from the NRC's Industrial Research Assistance Program and from Industry Canada's Technology Partnerships Canada program (the
"Pre-Commercialization   Contribution  Agreement").  Under  the  terms  of  such
agreement,  the funding  contribution  is repayable  in  quarterly  installments commencing July 1, 2003 in an amount equal to 1.7% of all gross revenues to a maximum of $495,000 (Cdn. $742,500). Should the total amount repaid be less than $495,000 (Cdn. $742,500) at March 31, 2006, payments will continue to be made each quarter at the same rate until a maximum of $495,000 (Cdn. $742,500) is repaid. The funding contribution was fully advanced, the funds being directed to the battery commercialization program. The Company is also exploring opportunities with NRC and has initiated a proposal with NRC related to DMFC's.

     In August 2002, the Company entered into an agreement with NRC to receive an approximately $76,000 (Cdn. $125,000) funding contribution from the NRC's Industrial Research Assistance Program in respect of the Company's DMFC electrode and cell/stack development program.

Significant Acquisitions and Significant Dispositions

Other than as described below, Energy Visions has not completed any material acquisitions or dispositions since its date of incorporation.

Pure Energy Proposed Acquisition

(a) Background.

     On April 11, 2002, Energy Visions, Pure Energy Inc. ("PEI"), Pure Energy Battery Inc. ("PEBI"), and Rabih Holdings Inc. ("Rabih") entered into an agreement ("Agreement"), whereby EVI purchased 1,000,000 Class A preferred shares (the "PEI Preferred Shares") of PEI having an aggregate purchase price of Cdn. $1,000,000, to be paid by the issuance of 1,000,000 EVI common shares at a price of Cdn. $1.00 per share. Such 1,000,000 EVI common shares were issued on November 13, 2002. The Agreement provided Energy Visions with an option to acquire directly and indirectly a 51% controlling interest in PEI as further described below. The Agreement also provided Energy Visions with the right to purchase its Nickel Zinc battery requirements from PEBI for a period of three years, provided that PEBI's prices are competitive.

(b) Pure Energy Battery Inc.

     PEBI is a wholly-owned subsidiary of PEI that operates a technologically advanced manufacturing facility located in Amherst, Nova Scotia (the "Amherst Facility") which has a capability of making more than 100,000,000 batteries annually. EVI's proprietary Nickel Zinc batteries can be manufactured using PEBI's equipment with necessary modifications. Presently, the Company believes the Amherst Plant has sufficient capacity to meet forecasted sales of both PEBI's existing products and EVI's Nickel Zinc batteries over the next few years.

(c) Amendments to Agreement.

     The Agreement was amended by the parties on a number of occasions to amend and clarify certain aspects of the arrangements with PEI.

(d) November 11, 2002 Amendment.

On November 11, 2002, Energy Visions, PEI, PEBI and Rabih entered into an agreement whereby Energy Visions agreed to acquire control of 51% of the common shares of PEI on or before December 16, 2002 ("Effective Date"), subject to the approval of TSXV, principally by the purchase of 6,000,000 common shares of PEI from Rabih ("Rabih PEI Shares") for a consideration of Cdn. $845,328 ("Purchase Price"), and also by the conversion of its 1,000,000 PEI preferred shares into 7,097,857 common shares of PEI at approximately Cdn. $0.14 per PEI common share. Energy Visions has received TSXV approval respecting the purchase of the Rabih PEI Shares, conditional upon EVI having sufficient working capital for a 6 month period, thereby necessitating a financing by EVI prior to the completion of the transaction. The transaction has not yet been completed pending satisfaction with the foregoing requirements of the TSXV.

     The Purchase Price will be satisfied by the issue at the Effective Date of a promissory note ("Promissory Note") in favour of Rabih. Such Promissory Note will be interest free through its maturity date of the earlier of January 31, 2003 and the date of an Energy Visions financing and will be secured by a pledge (the "Pledge Agreement") of the Rabih PEI Shares (the "Pledged Shares"). EVI as a result will own approximately 48.1% of PEI and together with the common shares of PEI already controlled by D. Wayne Hartford, EVI effectively will control 51% of PEI. The foregoing arrangements amended previously announced arrangements involving PEI.

     In the event that EVI defaults in the repayment of the Promissory Note, Rabih has the sole right to sell or dispose of the Pledged Shares (without any further claim against EVI if such proceeds of realization are less than the amounts owing under the Promissory Note) or otherwise retain the Pledged Shares in satisfaction of the Promissory Note, pursuant to the Pledge Agreement.

     Rabih and related companies of Rabih, at present guarantee Cdn. $3,000,000 of Pure Energy's consolidated debt to NSBI. Until such guarantee amount is below Cdn. $1,500,000, PEI will be administered by a Board of Directors comprising three persons, two of whom will be nominees of Rabih and one will be the nominee of EVI.

(e) NSBI Matters.

     On June 27, 2002, Energy Visions announced that the Province of Nova Scotia, through an Order in Council, approved a debt restructuring wherein it agreed that Cdn. $3,000,000 of the Cdn. $8,500,000 PEBI debt owed to NSBI could be converted into EVI common shares at a price based on the TSXV market price at the time of the closing of the transaction.

NSBI also agreed to sell to EVI an additional Cdn. $3,500,000 in PEBI debt (the "Additional PEBI Debt") for a total of 1,750,000 EVI common shares, based on the future market performance of EVI common shares on TSXV. In order to acquire the Additional PEBI Debt, certain share price milestones from Cdn. $1.00 to Cdn. $3.00 per EVI common share must be achieved by Energy Visions during the next five years. In the event that any of the milestones are not achieved, the portion of the Additional PEBI Debt which is not acquired by Energy Visions will remain outstanding and will be repaid by PEI to NSBI with interest over the next five years.

     The remaining Cdn. $2,000,000 payable by PEBI to NSBI will remain outstanding for three years and will thereafter be repaid with interest over five years.

     The arrangements with NSBI have not been concluded and are subject to negotiation with PEI and NSBI representatives.

(f) Energy Visions and PEI Seeking Financing Options.

     Both Energy Visions and PEI are currently involved in due diligence involving financing options to provide Energy Visions with the necessary funds to pay the principal amount of the Promissory Note, to satisfy the TSXV financing requirements referred to above, to permit the NSBI restructuring to be effected, and to provide working capital for both companies and permit the purchase of equipment needed to allow PEBI's Amherst Plant to manufacture Energy Visions' proprietary Nickel Zinc batteries along with PEBI's batteries. The parties to the Agreement, as amended, could elect to extend the time available for EVI to pay the cash portion of the Purchase Price if business conditions permit and the parties thereto (other than EVI) are satisfied with the progress EVI is making in its overall fund raising efforts.

     The ability of Energy Visions to pay the principal amount of the Promissory Note and to pay for the exercise of the option involves a number of risks and uncertainties and there is no assurance that such transactions will occur.

Battery Market

     The battery market is divided into "large format" batteries, which are principally used as automobile starting batteries and "small format" batteries, which are principally made up of the familiar AA, AAA, C and D batteries. Within the large format batteries, there is significant opportunity for large systems that can charge in periods of low demand allowing energy availability during peak period demand. Large format batteries are generally rechargeable, while small format batteries are generally single use throwaway batteries (primary batteries). The small format batteries have dominated the market. In recent years, the small format market has created a need for small format rechargeable batteries.

     The exponential growth in the small format disposable and rechargeable battery industry is primarily due to the proliferation and popularity of battery powered devices for personal and business use and also reflects technological advances and product miniaturization. The rechargeable battery market is currently dominated by Nickel Cadmium, Nickel Metal Hydride and certain Lithium Ion technologies. Although widely utilized, each of these technologies possess either environmental or safety concerns as well as inherently deficient performance issues. The Company has researched the battery needs of consumers, original equipment manufacturers ("OEM"), and other manufacturers and has identified alternative proprietary technologies aimed at resolving many of these issues.

     The Company believes that, when fully developed, its current battery technologies will be unique, will offer superior performance relative to existing battery systems and can be offered at competing price levels. The Company develops proprietary technology for Nickel Zinc and Zinc Carbon Bromine rechargeable battery systems. Patent applications have been filed and are pending with respect to Nickel Zinc and Zinc Carbon Bromine rechargeable battery systems. The Company anticipates that such patent applications will be reviewed and granted within the next twelve to eighteen months from the date of filing of this Form 10KSB. The Company also anticipates that the timelines for commercialization will coincide with the granting of patents. (See Intellectual Property). The Company's strategy is to continue to design new technologies around existing manufacturing capabilities so as to minimize the transition to market at both the consumer and manufacturing levels.

     The Company believes that the primary and rechargeable battery markets are mature markets with approximately 500 current manufacturers. The majority of these companies manufacture batteries under license from a few major companies that conduct research and development and commercialization activities. These battery manufacturers are potential licensees of the Company's technologies.

Brand awareness in the battery market applies mainly to the single use battery market, including such brands as Eveready, Duracell and Panasonic. Since the establishment of brand recognition is an expensive and lengthy exercise, the Company intends to target the OEM market, where it believes loyalty is based on price and performance over brand recognition.

     PEBI currently manufactures RAM(TM) batteries in Canada under license from Battery Technologies Inc. See description of a RAM(TM) battery under "Types of Batteries" below.

Types of Batteries

(a)  Lithium Ion

     Rechargeable Lithium Ion batteries offer several advantages not available from conventional battery technologies, such as higher energy density, higher cell voltage and longer charge retention or shelf life. As a result, these batteries have been marketed as a power source for consumer electronics such as cellular phones, camcorders and many other high drain applications. The main disadvantages of Lithium Ion batteries are safety and cost.

(b)  Nickel Zinc

     The Company is currently developing a Nickel Zinc rechargeable battery which it believes is able to compete on cost and performance, and address certain environmental concerns associated with Nickel Cadmium batteries. Nickel Cadmium batteries have gained worldwide acceptance for use in a wide variety of applications, including use in telephones, computers, power tools, cameras, and emergency lighting. However, Nickel Cadmium batteries have certain inherent disadvantages, including but not limited to, poor charge retention, memory effect (the property of Nickel Cadmium batteries that cause them to lose, over time, their capacity for full recharging), and environmental concerns due to the toxicity of Cadmium.

     EVI's OEM small cell market strategy is targeted directly at the category currently occupied by Nickel Cadmium batteries and Nickel Metal Hydride batteries. Nickel Zinc batteries can be manufactured on existing equipment and are more energy efficient and less costly than the previously described competing technologies. First generation AA size cell optimization is in its final stages at the Company's research and development facility in Ottawa, Ontario and sample cells are expected to be available for market testing by the second quarter of calendar year 2003.

     The Company is currently testing "pellet" cathodes and rolled expanded "nickel foam" cathodes. The Company's current focus is on "pellet" cathodes, since it will likely be the most economical and quickest to market. The Company will continue developing "nickel foam" cathodes as a means of introducing improved product performance at a later date. A pilot line capable of producing 15-40 batteries per minute is presently being refurbished and will serve as a demonstration line. The line is expected to be operational during the first or second quarter of calendar year 2003 and will serve to produce test batteries for prospective licensees and to validate various OEM applications. EVI's electronic engineers have designed and are working towards optimizing a low-cost charger that will be compatible with the Nickel Zinc product. The Company anticipates selling its first Nickel Zinc license in the next two years.

     In order to accelerate the Nickel Zinc battery program, the Company expects to retain the services of Mr. Garry Syme, who is a battery production consultant/specialist with over 30 years experience in the industry. Mr. Syme has provided consulting advice to many major battery manufacturers worldwide and was responsible for the development of manufacturing facilities for companies such as Duracell, Cegasa (Spain), Power Plus Battery Corporation, Talisman International and two facilities in China. Mr. Syme will, it is anticipated, be responsible for developing EVI's Nickel Zinc battery specifications for hardware component designs, partial raw materials, process and operating, as well as tooling and assembly equipment. He will also oversee the refurbishing of the pilot line and ensure proper operation during cycling and start-up.

Through Kordesch & Associates Inc., staff at the Technical University of Graz in Austria are supporting the Company in technology development (See Other Relationships). Dr. Karl Kordesch serves as the Company's technical advisor.

(c) Zinc Carbon-Bromine.

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

(d) Rechargeable Alkaline Manganese-Zinc batteries

     The term "RAM(TM)" is an acronym for "Rechargeable Alkaline Manganese-zinc". It is a patented low cost rechargeable battery system available in AA and AAA consumer cell formats and is best suited for low to medium drain electronic applications. RAM(TM) is technologically sound and competes directly with premium "throw-away" alkaline and rechargeable Nickel Cadmium batteries. RAM(TM) batteries offer the following advantages:

     50 to 100 recharges Fully charged upon leaving factory and up to 5 years shelf life High ambient temperature change capability No "memory effect" Less cost / Watt-hour (compared with Alkaline and Nickel Cadmium batteries)
     1.5 Volt output for RAM(TM) vs 1.2 Volt output for Nickel Cadmium Environmentally friendly (no Cadmium)

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

Intellectual Property

     The Company's assets include patents and know-how in portable energy related inventions. The Company currently owns or licenses three patents. EVI has applied for patents in each of its core technical areas; a Nickel Zinc rechargeable battery, a Zinc Carbon Bromine rechargeable battery and a DMFC. The Company has taken steps to ensure that its intellectual property is protected to the greatest degree possible. There can be no assurance that the Company's patent applications will be approved in their current or modified forms. In addition, there can be no assurance that, if approved, the patent application will provide significant proprietary protection.

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

     Other companies involved in the development of technology for the manufacture of fuel cells include but are not limited to, Ballard Power Systems Inc., Fuel Cell Energy, Inc., Global Thermoelectric Inc., International Fuel Cells Corporation, a subsidiary of United Technologies, H Power Corp., SiemensWestinghouse Electric Company, Toshiba Corporation, Plug Power, Fuel Cell Technologies and Manhattan Scientific, to name a few.

     The Company also faces competition for the development of technology for the manufacture of batteries. The Lithium Ion battery technology market is dominated by Japanese companies, specifically Sony Corporation. The Company's Nickel Zinc technology will compete directly with Nickel Cadmium and Nickel Metal Hydride batteries. North American and Japanese manufacturers currently dominate this market. The Company is aware of only one other corporation, Evercell Inc., that manufactures a Nickel Zinc battery, which is produced in a flat pack format, compared to the Company's battery, which is cylindrical. The Company's Zinc Carbon Bromine technology is believed to be unique in a rechargeable system. Management of the Company is not aware of any competition to this system in the marketplace.

Employees

     EVI currently has 7 full time employees of which 2 are executives, 1 is engaged in administrative activities and 4 are engaged in research and development activities. Additional financing permitting, the Company intends to hire additional employees. None of EVI's employees are represented by a labor union. EVI believes that relations with its employees are good. The Company believes that an important aspect of fuel cell expansion will be the hiring of technical staff to accelerate development (electro-chemists, design engineers, materials engineers and technicians), the hiring of business development staff to strategically build business and technical alliances and the acquisition of critical testing equipment.

ITEM 2. PROPERTIES

     EVI's principal laboratory facilities are located in approximately 4093 square feet of leased space on the campus of NRC in Ottawa, Ontario. The lease expires on December 31, 2003 and provides for a monthly rental of approximately $2,100. The Company intends to close those facilities and move to Toronto, Ontario once the acquisition of an effective 51% control position in Pure Energy Inc. is completed. The Company is also provided space at ARC's facilities in Calgary, Alberta in connection with the joint development project for DMFC's at a monthly rental of approximately $2,400. The monthly rental fee is being paid for by the issuance of EVI common shares.

ITEM 3. LEGAL PROCEEDINGS

     In May 2002, an action was commenced in Vancouver, British Columbia, by Mr. Dale Hueser and August Capital Corp. (the "Plaintiffs") against EVI Canada. The Plaintiffs contend that they were entitled to a commission of Cdn. $120,000 to Cdn. $200,000 in respect of equity raised pursuant to the Company's successful initial public offering in 2001. The Company believes that the claim is without merit and intends to vigorously defend it.

     On April 1, 2002, the Company announced that it and its major shareholders had commenced an action in the Ontario Superior Court of Justice against Northern Securities Inc., Vic Alboini and Stature Inc. claiming, among other relief, damages for breach of contract, negligence and breach of fiduciary duties in connection with EVI's private and public financings in 2000 and 2001 and trading activities by Northern Securities Inc. in EVI common shares since August 23, 2001. The defendants have taken steps to defend against the lawsuit and to counterclaim against the Company and others. The matter is currently under active negotiation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     May 8, 2002, the Corporation's shareholders in general meeting approved the adoption of the 2001 Stock Option Plan, described in greater detail below (Item 10 Stock Option Plan), in a text which is an Exhibit hereto. Mr. D. Wayne Hartford, the Corporation's principal shareholder who controlled approximately 67% of the Common Shares, was in favour of adoption of the resolution. Additionally, the resolution was approved by a majority of the Corporation's disinterested shareholders, i.e. shareholders other than those who were insiders or associates of insiders to whom options may be issued under such 2001 Share Option Plan. 425,300 Common Shares were voted respecting the approval of the 2001 Share Option Plan, 359,576 Common Shares in favor and 65,724 Common Shares against.

        DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     Within 90 days prior to the filing date of this annual report on Form 10KSB, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

                                     PART II

ITEM 5. MARKET  PRICE OF  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
        MATTERS

     On July 23, 2001, the Company filed an amendment to its Certificate of Incorporation to change its name to Energy Visions Inc.

     The authorized share capital of the Company consists of 50,000,000 Common Shares and 5,000,000 preferred shares, each with a par value of $0.0001, of which, as at November 30, 2002, 19,856,100 Common Shares and no preferred shares were issued and outstanding.

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

EVI's Common Shares are listed and posted for trading on the OTC Bulletin Board under the symbol "EGYV". A trading market also exists pertaining to EVI Common Shares issued in connection with a share offering, registered in Canada but not in the U.S., and completed in August 2001 and to certain later Common Share issues. Such Common Shares are ineligible for purchase by a US citizen or company. Such market is on the TSX Venture Exchange (formerly the Canadian Venture Exchange) under the symbol "EVI.S".

     The closing price of the Common Shares on the OTC Bulletin Board on November 30, 2002, was $0.18. The following table sets forth in US dollars, information relating to the trading of the Common Shares on the OTC Bulletin Board, for the fiscal periods indicated:

                                                 High              Low
2001
First Quarter                                    $2.56             $0.75
Second Quarter                                   $1.03             $0.52
Third Quarter                                    $1.45             $0.63
Fourth Quarter                                   $0.71             $0.35
2002
First Quarter                                    $0.85             $0.25
Second Quarter                                   $0.45             $0.18
Third Quarter                                    $0.45             $0.15
Fourth Quarter                                   $0.28             $0.10
2003
First Quarter                                    $0.35             $0.07


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following selected financial data for the fiscal year ended September 30, 2002 is derived from our audited financial statements included in this Report.

     The following data should be read in conjunction with our financial statements and related footnotes.

Statement of Operations Data

                            For the twelve
                            months ended
                              9/30/02
         Revenue            $   50,000
         Operating Loss     $2,063,922
         Income Taxes       $        0
         Net Loss           $2,063,922
         Net Loss Per Share-
         Basic and Diluted  $     0.12

Balance Sheet Data

                           September 30, 2002
                           ------------------
         Working Capital       $(1,530,224)
         Total Assets          $   167,009
         Total Liabilities     $ 1,898,036
         Stockholders' Equity  $(1,731,027)

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

Overview

     Energy Visions is involved in the research and development of technology for use in the manufacture of fuel cells and batteries. To date, the Company's focus has been on the development and commercialization of technologies for the battery market. The Company has proprietary interests in technology relating to DFMC's, Nickel Zinc and Zinc Carbon (bromine complex) rechargeable batteries. The Company is currently focusing its efforts primarily in two areas: the development of its proprietary DMFC's and the commercialization of its Nickel Zinc technology.

     Respecting the DMFC technology, on April 20, 2001, the Company entered into a joint development agreement with the Alberta Research Council, Inc. ("ARC") to create commercial prototypes of fuel cells utilizing the Company's Direct Methanol Fuel Cell Technology. Pursuant to the agreement, ARC will invest up to $1,950,000 (Cdn $3,000,000) through the provision of premises, research and laboratory facilities, ARC equipment, scientific personnel and other resources. ARC will be compensated for the first $1,690,000 (Cdn $2,600,000) of resources provided by the issuance of Common Shares at a price of Cdn. $1.2637 per share, being the average closing price of the Common Shares for the 30 days prior to the effective date of the agreement. As a result, 2,057,450 Common Shares will be issued to the ARC, which upon issuance, will represent approximately 9.8% of the issued and outstanding Common Shares. 938,984 Common Shares were issued to ARC on November 13, 2002 in respect of ARC Resources of approximately Cdn $1,187,000, provided through June 30, 2002. Resources provided by ARC in excess of $1,690,000 (Cdn $2,600,000) will be compensated through the issuance of further Common Shares at the then current market price of the shares. By collaborating their efforts, the Company and ARC hope to accelerate the development of the prototype DMFCs.

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

     Respecting the Company's Nickel Zinc battery technology, the Company anticipates that test quantities of its Nickel Zinc batteries, produced by the Company's pilot production line, will be available in the second quarter of calendar 2003.

     While there can be no assurance that the Company's business plans for the future will be successful, the research and development programs, strategic alliances and targeted financing planned for the Company are expected to support the Company's activities in the short term.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements and the data used to prepare them. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we re-evaluate our judgements and estimates including those related to revenue, bad debts, long-lived assets and income taxes. We base our estimates and judgements on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

Development Stage Company

The Company is considered to be in the development stage as it devotes substantially all of its efforts to establishing a new business through activities such as financial planning, raising capital and research and development.

--------------------------------------------------------------------------------
Revenue Recognition

The Company recognizes revenue when services are performed. Additionally, licensing fees are recognized ratably over the term of the license agreement.

The Company maintains an allowance for doubtful accounts for losses that management estimates will arise from its customers' inability to make required payments or disputes that arose over terms to be met in agreements with customers. We make our estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At September 30, 2002, the allowance for doubtful accounts was $143,000.

--------------------------------------------------------------------------------
Accounting for Income Taxes

The Company records a valuation allowance to its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made. A 100% valuation allowance in the amount of $3,740,000 has been recorded against our deferred tax asset at September 30, 2002. The valuation allowance consists principally of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the utilization of such deductions is not reasonably assured since the Company has not yet reached profitability.

Valuation of Long-Lived Assets

The Company identifies and records impairment on long-lived assets, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on the expected discounted cash flows. Factors we consider important which could trigger an impairment review include the following:
--------------------------------------------------------------------------------
o Significant  negative  industry  trends;
o Significant adverse change in the extent or manner of its use; o Current period operating or cash flow loss combined with a history of operating or cash flow losses.
During the year ended September 30, 2002, the Company recorded impairment losses related to its license and technology costs ($253,480) and its property and equipment ($272,589).
--------------------------------------------------------------------------------

Results of Operations

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

     Revenues during the year ended September 30, 2002 decreased approximately 65% from approximately $141,000 in 2001 to $50,000 in 2002, as a result of the Company earning additional research and development fees in the prior year. Revenues were entirely earned from research and development and licensing fees from Ilion pursuant to the terms of the Ilion License Agreement, which was terminated in September 2002.

     The Company's expenses for the year ended September 30, 2002 decreased by approximately 38% to approximately $2,114,000 as compared to approximately $3,391,000 for the year ended September 30, 2001. Interest and financing charges decreased approximately 98% from approximately $1,575,000 in 2001 to approximately $27,000 in 2002. The prior year value included financing fees and interest costs related primarily to additional noncash compensatory charges of approximately $1,308,000 in fiscal 2001, resulting from the additional issuances of stock warrants to further extend the maturity date of the Debentures to July 31, 2001. Such Debentures were repaid out of the proceeds of the Canadian share offering on August 22, 2001. Also, the Company incurred noncash compensatory charges of approximately $70,000 in fiscal 2001 for common stock issued to consultants for investment advisory services provided in connection with the Company filing a preliminary prospectus in Canada for the sale of shares of common stock. There are no comparable noncash compensatory charges in fiscal 2002. General and administrative expenses increased by approximately 59% to approximately $775,000 as compared to approximately $486,000 in the prior year. The net increase in the current year value includes impairment charges of approximately $254,000 for the write off of impaired license and technology costs and $273,000 for the impairment of certain laboratory equipment, net of noncash compensatory charges of approximately $193,000 pertaining to the extension of previously issued stock options and an additional $38,000 in bad debts incurred in fiscal 2001. Professional fees increased approximately 50% from approximately $353,000 in 2001 to approximately $531,000 in the current year, primarily in respect of costs relating to a legal action, currently in negotiation, commenced by the Company.

     One of the other significant decreases in costs pertained to the Company's expenses related to the research and development costs of the Company's battery technologies. Such costs decreased by approximately 21% from approximately
$856,000 in 2001 to $678,000 in 2002. The prior year included approximately $210,000 in noncash compensatory charges incurred in connection with the extension of previously issued options to employees and nonemployees and research and development services rendered in connection with the ARC agreement. The Company has not increased its research and development activities in fiscal 2002 but since the current year value includes approximately $216,000 in noncash compensatory charges for research and development services rendered by ARC on the DMFC technology, research and development costs generally reflect an increased emphasis upon DMFC activities in Calgary, Alberta.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

     Revenues during the year ended September 30, 2001 decreased approximately 38% from approximately $226,000 in 2000 to approximately $141,000 in 2001. Revenues were almost entirely earned from research and development and licensing fees from Ilion, which fees commenced late in 1999. While such revenues were expected to continue at the minimum rate of $100,000 per annum through March 2002, pursuant to the terms of the Ilion License Agreement, that agreement was terminated in September 2002.

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

     General and administrative expenses decreased by approximately 16% from approximately $577,000 in 2000 to approximately $486,000 in 2001. The net decrease in general and administrative expenses primarily resulted from the Company incurring noncash compensatory charges pertaining to the issuance of stock options of approximately $193,000 in 2001 compared to approximately
$363,000 in the prior year. The cost of professional fees decreased substantially, by approximately 56%, from approximately $794,000 in 2000 to approximately $353,000 in 2001. The significant professional fees incurred in the prior year, were primarily the result of noncash compensatory charges of approximately $606,000 for legal fees incurred in connection with securities law matters arising from the Company's registration with the Securities and Exchange Commission in the United States.

     One of the other significant increases in costs pertained to the Company's expenses related to the research and development costs of the Company's battery technologies. Such costs increased by approximately 47% from approximately $583,000 in 2000 to $856,000 in 2001. The significant increase in research and development costs is a result of approximately $210,000 in noncash compensatory charges incurred in connection with the extension of previously issued options to employees and nonemployees and research and development services rendered in conjunction with the ARC agreement. The remaining increase in research and development costs reflects the Company's continued focus and emphasis on developing its products and expanding its product line.

Liquidity and Capital Resources

     At September 30, 2002, the Company had a working capital deficiency of approximately $1,530,000 compared to a deficiency of $310,000 at September 30, 2001 and cash on hand of $5,532. The 2002 value includes approximately $734,000 due by the Company to a company controlled by D. Wayne Hartford, the President and Chief Executive Officer of the Company and to such individual and his spouse. The comparative value in 2001 was $495,000. As at December 31, 2002 the Company has approximately $115,000 in monthly expenses and no revenues. Accordingly, the Company has insufficient cash to continue its operations and will be dependent upon its creditors until new financing arrangements are completed.

     The Company is in need of new capital to support its growth and technology, research and development costs, to fund expanded capital facilities and to complete its proposed acquisition of an effective 51% interest in Pure Energy Inc. The Company is currently seeking new capital through proposed private share and debt offerings in Canada, however, there can be no assurance that these or any other financings will be successful and if it is not successful, additional debt or equity financing will be urgently required and the Company's research and development activities will have to be terminated.


ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  financial  statements  are  included  herein  immediately  before  the
signature  page.  We  are  not  required  to  provide  supplementary   financial
information.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not  applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

     The following table sets forth the name, age and office held with the Company of each person who is a director or senior officer of the Company.

Name                          Age            Position with the Company
----                          ---            -------------------------
D. WAYNE HARTFORD             57             President, Chief Executive Officer and Director
DR. PHILIP WHITING            45             Executive Vice President, and Director
DAVID J. TRUDEL               49             Vice President Sales and Marketing and Director
PETER F. SEARLE               63             Chief Financial Officer, Vice President of Finance, Secretary and Director
DR. DOUGLAS JAMES             51             General Manager of Fuel Cell Division
BRUCE CLARK                   49             Director and Chairman of the Audit and Compensation Committees
KAREN BELIVEAU                48             Director and member of the Audit and Compensation Committees
THE HON. DAVID PETERSON       59             Director and member of the Audit and Compensation Committees

     Mr. D. Wayne Hartford - President and Chief Executive Officer. Mr. Hartford has been President and Chief Executive Officer and a director of the Company since 1996. Mr. Hartford has over 19 years of experience in the battery business and 25 years experience in marketing packaged consumer goods. Mr. Hartford started in product management at Warner Lambert in 1967, moved to Kimberly Clark in 1970 as Marketing Manager and in 1973 became a Director of Marketing Services for Young and Rubicam. In 1974, Mr. Hartford founded D.W. Hartford & Associates Inc., a marketing consulting firm that became a full service advertising agency in 1976. In 1986, and in conjunction with Dr. Karl Kordesch, Mr. Hartford formed Battery Technologies Inc. ("BTI") and was responsible for the development and subsequent international launch of the rechargeable alkaline battery. Mr. Hartford served as President of BTI until joining the Company in 1996 and was responsible for many licensing ventures associated with that technology.

     Dr. Philip Whiting - Executive Vice President. Dr. Whiting is Executive Vice President and a Director of the Company. He is also President and a director of EVI Canada. Dr. Whiting devotes approximately 50% of his time to the business of the Company. Dr. Whiting obtained a PhD in Chemistry from McGill University in 1981. Prior to joining the Company, Dr. Whiting was Vice President, Science and Technology of Trojan Technologies Inc., a manufacturer of water treatment products, from 1997 to 2000 and Vice President and Executive Scientist of Abitibi-Price Inc., an international paper and paper products company, from 1991 to 1997.

     Mr. David J. Trudel - Vice President Sales and Marketing. Mr. Trudel was formerly Vice President, Market Development with Talisman International Inc. (a Canadian battery manufacturer), from August 1997 to January 2000, and was responsible for the marketing, sales and administration of alkaline equipment turnkey systems as well as OEM and export battery sales initiatives. Prior thereto, Mr. Trudel was, from May 1995 to August 1997, Vice President, Market Development with BTI and was responsible for licensing RAM (TM)(Rechargeable Alkaline Manganese) Technology, equipment sales and the development of industrial markets for RAM(TM) batteries. Mr. Trudel was, from November 1993 and remains today, President of 1122613 Ontario Limited, operating as RMI Marketing International, a private battery marketing consulting corporation. Prior thereto, Mr. Trudel was Vice President of Operations and Sales of a division of Indal Limited.

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

     Dr. Douglas James - General Manager of the Fuel Cell Division. Dr. James joined the Company in 2001 to administer the Company's Fuel Cell Division in Calgary, Alberta. Dr. James received his B.Sc. from the University of Calgary in 1973, his PhD from the University of Minnesota in 1981 and earned an M.B.A. from the University of Calgary in 1994. In 1994 he became director of project engineering at Polymer Science Corporation and from 1995 to 1998 was President and CEO of that corporation. Dr. James has extensive experience in commercializing R&D activities in various industries. He has published widely and was awarded the R&D 100 and Photonics Spectra awards for his development of the LS100 luminescence instrument.

     Mr. Bruce Clark - Director and Chairman of the Audit and Compensation Committees. Mr. Clark has been a partner of the law firm of Cassels Brock & Blackwell LLP since 1986. Mr. Clark practices corporate, commercial and securities law and provides services to a broad range of public and private corporations as well as to various governmental ministries and agencies. Mr. Clark is a past Chair of the Executive Committee and Finance Committee of the firm.

     Ms. Karen Beliveau - Director and member of the Audit and Compensation Committees. Ms. Beliveau is Vice-President, External Relations and Alliances for the Alberta Research Council Inc. and is responsible for business intelligence and technology foresight, developing partnerships and alliances with the public and private sector and increasing awareness of ARC's role as an innovation leader in Canada. Ms. Beliveau was previously Director of the Technology Commercialization Office of ARC.

     The Hon. David Peterson - Director and member of the Audit and Compensation Committees. Mr. Peterson is a senior partner and Chairman of the law firm of Cassels Brock & Blackwell LLP. Mr. Peterson served as Premier of the Province of Ontario between 1985 and 1990 and is currently on the Boards of Directors of many public companies including Rogers Communications Inc., Rogers AT&T Wireless, and Ivanhoe Cambridge Limited. He chairs, or is, or has been, a member of many charitable, cultural and environmental organizations including Ontario March of Dimes, University of Toronto Governing Council and Canadian Club. He is the recipient of many awards including Knight of the Order of the Legion of Honour of France.

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

     At present, there is one legal action in process involving EVI's directors, officers, employees or agents where indemnification might be required or permitted. Such action relates to the Company's action commenced in April 2002 in the Ontario Superior Court of Justice against Northern Securities Inc., Vic Alboini and Stature Inc. and the related counter claim. Such actions are currently under negotiation.

Compensation of Directors

     None of the directors of the Company received any cash compensation in their capacity as directors of the Company. During the fiscal year ended September 30, 2002, options to purchase 500,000 Common Shares (EVI.S) of the Company at market prices ranging from Cdn. $0.426 to Cdn. $0.648, computed in accordance with the 2001 Share Option Plan, were granted to directors of the Company.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth, for the years ended September 30, 2002, 2001 and 2000, the aggregate remuneration paid or payable by the Company to the person who acted as Chief Executive Officer of the Company during such periods and to the other executive officers who earned a salary and bonus in excess of $100,000 during the fiscal year ended September 30, 2002 (collectively, the "Named Executive Officers").

                                  Annual Compensation                    Long-Term Compensation Awards
                                                       Other Annual      Securities Underlying
Name and Principal      Fiscal    Salary     Bonus     Compensation      Options / SARs
Position                Year      ($)        ($)       ($)               Granted
--------                ----      ---        ---       ---               -------


D. Wayne Hartford       2002      135,313    -         4,539             200,000
President  and  Chief   2001      138,789    -         4,665             -
Executive Officer       2000      144,039    -         4,850             901,900
---------------------

Indebtedness of Directors, Executive Officers and Senior Officers

     None of the Company's directors, executive officers or senior officers, nor any associate of such director, executive officer or senior officer has, during the fiscal year ended September 30, 2002, been indebted to the Company or any of its subsidiaries. In addition, none of the indebtedness of these individuals to another entity has been the subject of a guarantee, support agreement, letter of credit or similar arrangement or understanding of the Company.

Employment Contracts

     None

Stock Option Plan

     For many years the Company had an incentive stock option plan (the "Stock Option Plan") for its directors, officers, employees, consultants and advisors. A maximum of 2,000,000 Common Shares were issuable by the Company under such Stock Option Plan. On October 2, 2001, the Board of Directors approved a new Stock Option Plan ("2001 Stock Option Plan"). Such new plan was approved by the Company's shareholders at the annual meeting held in May 2002 and also by TSXV. The Company intends to issue no new options under the Stock Option Plan. A maximum of 3,500,000 Common Shares are issuable by the Company under the 2001 Stock Option Plan, such number to include options already granted under the Stock Option Plan.

     The Stock Option Plan and the 2001 Stock Option Plan are designed to provide incentives to directors, officers, key employees, consultants and advisors of the Company and its affiliates and to permit these persons to participate in the growth and success of the Company. Options to purchase Common Shares may be granted from time to time by the board of directors of the Company at an exercise price determined by them, which in no case would be less than the par value of the Common Shares. Options granted under the Plans are non-transferable other than in accordance with the Plan texts and must be exercised no later than ten years after the date of the grant or a lesser period as determined by the board of directors of the Company. Options to purchase 2,045,900 Common Shares are presently outstanding under both Stock Option Plans, the details of which are set forth in the following table.

Class of Optionee             Number of
                              Common Shares    Date of Grant      Exercise Price $    Expiry Date
                              Under Option
D. Wayne Hartford             350,000          Aug. 22/00          $1.1875                See Note 1
                              200,000          Nov. 1/01          Cdn $0.648              See Note 2

Four executive officers as a
group                         200,000          Apr. 12/00          $2.00                  See Note 3
                               66,000          Apr. 13/00          $2.00                  See Note 3
                              200,000          Aug. 22/00          $1.1875                See Note 1
                              100,000          Mar. 19/01          $0.65625               See Note 4
                               50,000          Oct. 2/01          Cdn $0.426              See Note 5
                              100,000          Nov. 1/01          Cdn $0.648              See Note 2
                              100,000          Nov. 22/01         Cdn $0.632              See Note 6


Two Directors who are not      75,000          Aug. 22/00          $1.1875                See Note 1
also Executive officers       100,000          Oct. 2/01          Cdn $0.426              See Note 5
                               50,000          Nov. 1/01          Cdn $0.648              See Note 2

Six employees or service       39,900          Apr. 12/00          $2.00                  See Note 3
providers as a group           30,000          Aug. 22/00          $1.1875                See Note 1
                               25,000          Nov. 1/01          Cdn $0.648              See Note 2
                               50,000          Jan. 11/02         Cdn $0.502              See Note 7



Heller, Horowitz & Feit, P.C. 200,000          Apr. 11/00          $2.00 (8)              Mar. 28/03
Alberta Research Council Inc. 100,000          Nov. 1/01          Cdn $0.648              See Note 2
Hodgkinson Ventures Inc.       10,000          Nov. 22/01         Cdn $0.632              See Note 6

                            ---------
                            2,045,900

Notes:

(1) One-third now exercisable and expiring August 21, 2003; one-third now exercisable and expiring August 21, 2004; and one-third now exercisable and expiring August 21, 2005.

(2) Two-thirds now exercisable and expiring October 31, 2006; One-third exercisable May 1, 2003 and expiring October 31, 2006.

(3) One-half now exercisable and expiring April 11, 2003; one-half now exercisable and expiring April 11, 2004.

(4) One-third now exercisable and expiring March 18, 2003; one-third now exercisable and expiring March 18, 2004; and one-third exercisable after March 19, 2003 and expiring March 18, 2005.

(5) Two-thirds now exercisable and expiring October 1, 2006; One-third exercisable April 2, 2003 and expiring October 1, 2006.

(6) Two-thirds now exercisable and expiring November 21, 2006; One-third exercisable May 22, 2003 and expiring November 21, 2006.

(7) Two-thirds now exercisable and expiring January 10, 2007; One-third exercisable July 11, 2003 and expiring January 10, 2007.

(8) If the market price of the Company's Common Shares drops below $2.00 for a period of 10 consecutive trading days, the Company will reduce the price of the optioned shares to the greater of $1.00 and the average trading price during such trading period.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ended September 30, 2002, to the Company's knowledge, no required person other than D. Wayne Hartford, did not timely file such forms. Mr. Hartford had difficulty in determining the quantities of shares to be reported in view of the legal action, commenced in the Ontario Superior Court of Justice against Northern Securities Inc., Vic Alboini and Stature Inc. as referred to under "Legal Proceedings". Such matter is currently under active negotiation. Mr. Hartford fully intends to file the required forms, immediately such legal action is resolved.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of November 30, 2002, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for (i) each person known by EVI to own beneficially more than five (5%) percent of our outstanding common stock, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

                                    Shares of
Name and Address                   Common Stock        Percent of Class
D. Wayne Hartford                    12,072,456 (1)           56.91%
43 Fairmeadow Avenue
Toronto, Ontario,
M2P 1W8, Canada

W. Bruce Clark                        204,333 (2)           less than 5%
7 Mullet Road,
Toronto, Ontario,
M2M 2A7, Canada

The Hon. David Peterson,               66,667 (3)           less than 5%
8 Gibson Avenue,
Toronto, Ontario,
M4R 1T5, Canada

Peter F. Searle                       478,000 (4)           less than 5%
11084 Sheppard Avenue E.
Scarborough, Ontario,
M1B 1G2, Canada

David J. Trudel                       283,333 (5)           less than 5%
7113 Hickling Crescent,
Mississauga, Ontario,
L5N 5A3, Canada

Dr. Philip Whiting                    145,455 (6)           less than 5%
21727 Vanneck Road, R.R. #4
Komoka, Ontario,
N04 1R0, Canada

Dr. Douglas James                      66,667 (7)           less than 5%
2564 Toronto Crescent, NW,
Calgary, Alberta,
T29 3V9, Canada

All Directors and Officers
as a Group (seven persons)            13,316,911(8)              62.77%
--------------------------

(1) Estimate includes shares owned by Bonita A. Hartford, Mr. D. Wayne Hartford's wife and Bonhart Holdings Corporation, a corporation controlled by Bonita A. Hartford and also shares owned by Hartford Investments Corporation II, a corporation controlled by Mr. Hartford. Includes options for Mr. Hartford re 483,333 shares, exercisable within 60 days.

(2) Includes 74,000 shares owned by Margaret Clark, Mr. Clark's wife and options for 108,333 shares exercisable within 60 days.

(3)  Consists of options for 66,667 shares exercisable within 60 days.

(4) Includes 12,000 shares issued in the name of Margaret E. Searle, Mr. Searle's wife. Includes options for 299,333 shares, exercisable within 60 days.

(5)  Includes options for 233,333 shares exercisable within 60 days.

(6)  Includes options for 100,000 shares exercisable within 60 days.

(7)  Consists of options for 66,667 shares exercisable within 60 days.

(8) Includes 11,959,245 shares of Common Stock issued and outstanding, plus the shares underlying the aggregate 1,357,667 options listed here as being exercisable within 60 days.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As at September 30, 2002, $734,023 was due by the Company to a company controlled by D. Wayne Hartford, the President and Chief Executive Officer of the Company and to such individual and to his spouse. Approximately $471,000 of such total bears interest principally at the rate of 7% per annum with no specified repayment terms.

     The Company was charged approximately $135,000 and $139,000, and $844,000 for the years ended September 30, 2002, and 2001 and for the period from inception through September 30, 2002, respectively, by a company controlled by the Company's President and Chief Executive Officer for the provision of management services.

     The Company was charged approximately $86,000, and $120,000, and $284,000 for legal services for the years ended September 30, 2002, and 2001 and for the period from inception through September 30, 2002, respectively, by law firm Cassels Brock & Blackwell LLP. Bruce Clark, and David Peterson, both directors of the Company, are partners of Cassels Brock & Blackwell LLP.


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

     The financial statements are listed in the Index to Financial Statements and are filed as part of this annual report.

     2.   Not Applicable.

     3.   Exhibits

          Exhibits 4    2001 Stock Option Plan
          Exhibits 99.1 Sarbanes-Oxley Certification (CEO)
          Exhibits 99.2 Sarbanes-Oxley Certification (CFO)

(b) Reports on Form 8-K

          None

                                           ENERGY VISIONS INC. AND SUBSIDIARIES
                                                  (a development stage company)


                                                                       CONTENTS
                                                             September 30, 2002
--------------------------------------------------------------------------------

Independent Auditor's Reports                                                            F-2 - F-4


Consolidated Financial Statements:

   Balance Sheet                                                                            F-5
   Statement of Operations                                                                  F-6
   Statement of Comprehensive Operations                                                    F-7
   Statement of Stockholders' Equity (Deficiency)                                        F-8 - F-11
   Statement of Cash Flows                                                                  F-12
   Notes to Consolidated Financial Statements                                            F-13 - F-29

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Energy Visions Inc.

We have audited the accompanying consolidated balance sheets of Energy Visions Inc. and Subsidiaries (a development stage company) as of September 30, 2002 and 2001, and the related consolidated statements of operations, comprehensive operations, stockholders' equity (deficiency), and cash flows for the years then ended and the amounts included in the cumulative column in the consolidated statements of operations, comprehensive operations, and cash flows for the period from October 1, 1999 to September 30, 2002. The amounts in the cumulative column in the consolidated statements of operations, comprehensive operations, and cash flows for the period from November 19, 1996 (inception) to September 30, 1999 were audited by other auditors whose report, dated February 21, 2000, expressed an unqualified opinion on those statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Visions Inc. and Subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended and the amounts included in the cumulative column in the consolidated statements of operations, comprehensive operations, and cash flows for the period from October 1, 1999 to September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

December 3, 2002

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Energy Visions Inc.

We have audited the accompanying consolidated statements of operations, comprehensive operations, stockholders' equity, and cash flows of Energy Visions Inc. and Subsidiaries (a development stage company) for the period from November 19, 1996 (inception) to September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Energy Visions Inc. and Subsidiaries and the amounts included in the cumulative column in the consolidated statements of operations, comprehensive operations, and cash flows for the period from November 19, 1996 (inception) to September 30, 1999 in conformity with accounting principles generally accepted in the United States of America.



SHIMMERMAN PENN BURNS BECKER, LLP
Chartered Accountants
Toronto, Canada

February 21, 2000

                                                                                               ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                                       (a development stage company)

                                                                                                         CONSOLIDATED BALANCE SHEET
                                                                                                         (expressed in U.S. dollars)
-----------------------------------------------------------------------------------------------------------------------------------
September 30,                                                                                2002                 2001
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash                                                                               $      5,532        $     489,074
  Accounts receivable, net of allowance for doubtful
   accounts of $143,000 and  $90,000, respectively                                         28,022                8,077
  Refundable investment tax credits                                                        20,065               86,725
  Prepaid expenses and other current assets                                                 2,146               96,505
-----------------------------------------------------------------------------------------------------------------------------------

      Total current assets                                                                 55,765              680,381

Property and Equipment, net of accumulated depreciation
 of $83,343 and $185,396, respectively                                                    111,244              423,233

License and Technology Costs, net of accumulated
 amortization of $181,378 in 2001                                                                              273,549

-----------------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                    $   167,009         $  1,377,163
===================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable and accrued expenses                                               $   851,966         $    494,861
  Due to related parties                                                                  734,023              495,302
-----------------------------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                         1,585,989              990,163

Loan Payable                                                                              312,047              273,470

-----------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                 1,898,036            1,263,633
-----------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity (Deficiency):
  Preferred stock - $.0001 par value; authorized 5,000,000
   shares, none issued
  Common stock - $.0001 par value; authorized 50,000,000 shares, issued and outstanding 17,867,116 and 17,628,979
   shares, respectively                                                                     1,787                1,763
  Additional paid-in capital                                                           10,221,065           10,000,174
  Accumulated other comprehensive income                                                   30,162               31,712
  Deficit accumulated during the development stage                                    (11,984,041)          (9,920,119)
-----------------------------------------------------------------------------------------------------------------------------------

      Stockholders' equity (deficiency)                                                (1,731,027)             113,530

-----------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity (Deficiency)                       $     167,009         $  1,377,163
===================================================================================================================================


                                                  The  accompanying  notes and  independent  auditor's  reports  should be read in conjunction with the consolidated financial statements
                                                                                                                               F-5

                                                                                               ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                                      (a development stage company)

                                                                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                                        (expressed in U.S. dollars)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Period from
                                                     Year ended              Year ended              November 19, 1996
                                                   September 30,           September 30,                (inception) to
-----------------------------------------------------------------------------------------------------------------------------------
                                                           2002                    2001             September 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------

Revenue                                           $      50,000            $    140,951                 $      603,495
-----------------------------------------------------------------------------------------------------------------------------------

Expenses:
  Research and development costs                        677,597                 855,785                      2,540,204
  Professional fees                                     530,749                 353,203                      2,002,949
  General and administrative                            775,018                 485,930                      5,253,048
  Interest and financing costs                           26,803               1,575,665                      2,320,806
  Depreciation and amortization                         103,755                 120,081                        470,529
-----------------------------------------------------------------------------------------------------------------------------------

Total expenses                                        2,113,922               3,390,664                     12,587,536

-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                            $(2,063,922)            $(3,249,713)                  $(11,984,041)
===================================================================================================================================

Loss per common share - basic
===================================================================================================================================
 and diluted                               $           (.12)$           (.23)
===================================================================================================================================

Weighted-average number of common
 shares outstanding - basic and diluted              17,759,465              14,050,584
===================================================================================================================================

                                                  The  accompanying  notes and  independent  auditor's  reports  should be read in conjunction with the consolidated financial statements
                                                                                                                               F-6

                                                                                               ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                                      (a development stage company)

                                                                                 CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
                                                                                                        (expressed in U.S. dollars)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Period from
                                                     Year ended              Year ended              November 19, 1996
                                                   September 30,           September 30,                (inception) to
-----------------------------------------------------------------------------------------------------------------------------------
                                                           2002                    2001             September 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                            $(2,063,922)            $(3,249,713)                  $(11,984,041)

Other comprehensive income (loss):
  Foreign currency translation                           (1,550)                 23,582                         30,162

-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                  $(2,065,472)            $(3,226,131)                  $(11,953,879)
===================================================================================================================================

                                                  The  accompanying  notes and  independent  auditor's  reports  should be read in conjunction with the consolidated financial statements

                                                                                              ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                                     (a development stage company)

                                                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                                                                       (expressed in U.S. dollars)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Deficit     Accumulated
                                                                                Accumulated      Other
                                                                    Additional   During the  Comprehensive        Stockholders'
                                                  Common Stock       Paid-in    Development      Income               Equity
                                              Shares       Amount    Capital       Stage         (Loss)            (Deficiency)
---------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 1996*
Issuance of common stock to founders           149,179   $    15    $    (15)
Issuance of common stock in reverse
 acquisition                                10,088,400     1,009     145,792                                       $    146,801
Proceeds on issuance of options                                      165,481                                            165,481
Net loss                                                                        $ (284,111)                            (284,111)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997*              10,237,579     1,024     311,258      (284,111)                              28,171
Foreign currency translation                                                                  $   8,204                   8,204
Net loss                                                                          (315,833)                            (315,833)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998*              10,237,579     1,024     311,258      (599,944)       8,204                (279,458)

Issuance of common stock for payment for
 laboratory equipment                          200,000        20     449,980                                            450,000

Issuance of common stock in satisfaction of
 debt related to acquisition of license and
 technology                                    200,000        20     449,980                                            450,000

Issuance of common stock for cash to an
 unrelated third party investor                522,000        52      99,948                                            100,000

Issuance of common stock for cash to an
 officer                                     1,478,000       148      99,852                                            100,000
Issuance of common stock to an officer                             3,018,815                                          3,018,815

Foreign currency translation                                                                     (19,577)               (19,577)

Net loss                                                                         (3,543,192)                         (3,543,192)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999*              12,637,579     1,264   4,429,833     (4,143,136)     (11,373)               276,588


                                                                                                                      (continued)

                                                  The  accompanying  notes and  independent  auditor's  reports  should be read in conjunction with the consolidated financial statements
                                                                                                                               F-8

                                                                                              ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                                     (a development stage company)

                                                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                                                                        (expressed in U.S. dollars)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Deficit      Accumulated
                                                                                Accumulated       Other
                                                                    Additional   During the   Comprehensive     Stockholders'
                                                 Common Stock        Paid-in     Development     Income            Equity
                                               Shares    Amount      Capital       Stage         (Loss)         (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash              70,000    $    7     $  139,993                                  $    140,000

Issuance of common stock upon exercise
 of options for cash                          150,000        15         74,985                                        75,000

Noncash compensatory charge on options
 issued to an officer                                                  275,950                                       275,950

Issuance of common stock for payment of
 advances owed to an officer                  551,900        55        275,895                                       275,950
Issuance of common stock for legal services   100,000        10        219,377                                       219,387
Issuance of options to employees                                       129,375                                       129,375
Issuance of options for legal services                                 386,121                                       386,121
Issuance of warrants to debenture holders                              960,417                                       960,417
Issuance of warrants to consultants                                    175,010                                       175,010
Issuance of common stock to consultants        62,500         6         75,164                                        75,170
Foreign currency translation                                                                    $ 19,503              19,503
Net loss                                                                        $ (2,527,270)                     (2,527,270)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000              13,571,979     1,357      7,142,120    (6,670,406)      8,130             481,201

                                                                                                                       (continued)

                                                  The  accompanying  notes and  independent  auditor's  reports  should be read in conjunction with the consolidated financial statements
                                                                                                                               F-9

                                                                                              ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                                     (a development stage company)

                                                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                                                                        (expressed in U.S. dollars)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Deficit      Accumulated
                                                                                Accumulated       Other
                                                                    Additional   During the   Comprehensive     Stockholders'
                                                 Common Stock        Paid-in     Development     Income            Equity
                                               Shares    Amount      Capital       Stage         (Loss)         (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock upon
 exercise of warrants for cash               17,000     $   2    $ 22,503                                       $      22,505

Issuance of common stock to
 consultants for services                    40,000         4      69,996                                              70,000

Noncash compensatory charge upon
 extension of options issued to
 employees and nonemployees                                       282,875                                             282,875

Issuance of warrants to debenture
 holders for extension of maturity date                           752,120                                             752,120

Noncash compensatory charge on
 warrants issued for research and
 development services                                             120,011                                             120,011

Issuance of common stock in
 connection with public offering, net of
 offering costs                            4,000,000      400   1,570,916                                           1,571,316

Issuance of warrants in connection
 with related party advances                                       29,663                                              29,663

Issuance of warrants for marketing
 and public relations services                                      9,970                                               9,970

Foreign currency translation                                                                     $ 23,582              23,582

Net loss                                                                        $(3,249,713)                       (3,249,713)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001             17,628,979    1,763  10,000,174        (9,920,119)       31,712             113,530

                                                                                                                       (continued)

                                                  The  accompanying  notes and  independent  auditor's  reports  should be read in conjunction with the consolidated financial statements
                                                                                                                              F-10

                                                                                              ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                                     (a development stage company)

                                                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                                                                        (expressed in U.S. dollars)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Deficit      Accumulated
                                                                                Accumulated       Other
                                                                    Additional   During the   Comprehensive     Stockholders'
                                                 Common Stock        Paid-in     Development     Income            Equity
                                               Shares    Amount      Capital       Stage         (Loss)         (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------



Issuance of options to consultants
 for services                                                       $   8,582                                   $     8,582

Noncash compensatory charge on
 warrants issued for research and
 development services                                                 138,801                                       138,801

Issuance of common stock for cash,
 net of offering costs                         238,137   $  24         73,508                                        73,532

Foreign currency translation                                                                      $  (1,550)         (1,550)

Net loss                                                                         $ (2,063,922)                   (2,063,922)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002               17,867,116   $1,787     $10,221,065  $(11,984,041)    $  30,162     $(1,731,027)
===================================================================================================================================

*The period from October 1, 1996 to September 30,1999 is not covered by auditor's report.

                                                  The  accompanying  notes and  independent  auditor's  reports  should be read in conjunction with the consolidated financial statements
                                                                                                                              F-11

                                                                                               ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                                      (a development stage company)

                                                                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                        (expressed in U.S. dollars)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Period from
                                                                            Year ended           Year ended      November 19, 1996
                                                                          September 30,        September 30,        (inception) to
                                                                                  2002                 2001     September 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                 $(2,063,922)         $(3,249,713)          $(11,984,041)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                              103,755              120,081                470,529
    Allowance for doubtful accounts                                             53,000               90,000                143,000
    Noncash interest on advances settled with related party                                                                 28,604
    Common stock issued to founders                                                                                        146,801
    Noncash compensatory charge on stock issued to an officer                                                            3,018,815
    Common stock issued for services                                                                 70,000                364,557
    Noncash compensatory charge on stock options issued to an officer                                                      275,950
    Noncash charge for extension of expiration date of options                                      282,875                282,875
    Issuance of compensatory stock options                                       8,582                                     524,078
    Issuance of compensatory stock warrants                                    138,801            1,467,980              2,185,992
    Impairment of license and technology costs                                 253,480                                     253,480
    Impairment of property and equipment                                       272,589                                     272,589
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                          (72,945)             (93,018)              (171,022)
      Decrease (increase) in refundable investment tax credits                  66,660               19,586                (20,065)
      Increase (decrease) in prepaid expenses and other current assets          94,359               51,399                 (2,146)
      Increase in accounts payable and accrued expenses                        357,105              185,878                851,966
      Decrease in deferred revenue                                                                  (50,000)
-----------------------------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                  (788,536)          (1,104,932)            (3,358,038)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                                          (44,286)             (84,537)              (202,915)
  Acquisition of license and technology                                                                                     (4,927)
-----------------------------------------------------------------------------------------------------------------------------------
       Cash used in investing activities                                       (44,286)             (84,537)              (207,842)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from related parties' advances                                      238,721              328,931                981,369
  Proceeds from issuance of debentures                                                                                     497,678
  Proceeds from loan payable                                                    38,577              226,094                312,047
  Proceeds from issuance of common stock, net of offering costs                 73,532            1,571,316              2,150,329
  Proceeds from issuance of common stock upon exercise of options and warrants                       22,505                 97,505
  Repayment of debentures payable                                                                  (497,678)              (497,678)
-----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                               350,830            1,651,168              3,541,250
-----------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                         (1,550)              23,582                 30,162
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                          (483,542)             485,281                  5,532

Cash and cash equivalents at beginning of period                               489,074                3,793
-----------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                   $        5,532         $    489,074           $      5,532
===================================================================================================================================
Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                               $      12,098         $    113,458           $    188,480
===================================================================================================================================

Supplemental schedule of noncash investing and financing activities:

  Issuance of common stock for payment of laboratory equipment                                                        $    450,000
===================================================================================================================================
  Issuance of common stock in satisfaction of debt related to
   acquisition of license and technology                                                                              $    450,000
===================================================================================================================================
  Issuance of common stock for payment of advances owed to an officer                                                 $    275,950
===================================================================================================================================
  Issuance of stock warrants to debenture holders in connection
   with extension of maturity dates                                                            $    752,120           $  1,308,336
===================================================================================================================================
  Issuance of common stock to agent in connection with extension
   of maturity dates                                                                                                  $     75,170
===================================================================================================================================
  Issuance of stock warrants in connection with related party advances                         $     29,663           $     29,663
===================================================================================================================================

                                                  The  accompanying  notes and  independent  auditor's  reports  should be read in conjunction with the consolidated financial statements
                                                                                                                              F-12

                                           ENERGY VISIONS INC. AND SUBSIDIARIES
                                                  (a development stage company)

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (expressed in U.S. dollars)
                                                             September 30, 2002
-------------------------------------------------------------------------------

1.ORGANIZATION AND BUSINESS:

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

               On July 23, 2001, Energy Ventures Inc. changed its name to Energy Visions Inc. (the "Company").

               The Company was incorporated in 1996 and is developing cost-effective materials and manufacturing processes for battery and fuel cell systems. The Company's goals are to significantly improve battery and fuel cell performance and mitigate environmental and safety hazards. For the period from November 19, 1996 (inception) to September 30, 2002, all operations of the Company were conducted in Canada. At September 30, 2002, a majority of the Company's assets are located in Canada.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               The Company is in the development stage and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $2,063,922 and $3,249,713 for the years ended September 30, 2002 and 2001, respectively, and $11,984,041 since its inception in 1996. The Company has had limited revenue during those years. There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its product development and marketing efforts and/or other unforeseen difficulties. The
               Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company is seeking other funds through additional debt or equity financing and potential collaborative arrangements. Such additional funds may not be available on terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

               The Company identifies and records impairment on long-lived assets when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. During the year ended September 30, 2002, the Company recorded impairment losses related to its license and technology costs ($253,480) and its property and equipment ($272,589).

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

               Revenue is recognized when services are performed. The Company recognized revenue in 2002 and 2001 for fees received on a joint research development project with Ilion Technology Corporation ("Ilion"), formerly Pacific Lithium Limited, to manufacture and sell lithium ion cathode material for use in batteries. Licensing fees are recognized ratably over the term of the license agreement. For the years ended September 30, 2002 and 2001, the Company recognized $50,000 and $100,000 of revenue in licensing fees, respectively, from Ilion. Effective September 2002, the Company and Ilion terminated this license agreement.

               Research and development costs are expensed as incurred.

               The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries have been translated into U.S. dollars at current exchange rates, and related revenue and expenses have been translated at average monthly exchange rates. The aggregate effect of translation adjustments has been deferred and is reflected as a separate component of stockholders' deficiency until there is a sale or liquidation of the underlying foreign investment.

               Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

               In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. During the year ended September 30, 2002, the Company recorded an impairment loss related to its license and technology costs of $253,480.

3.   PUBLIC OFFERING:

               On August 22, 2001, the Company completed a public offering of 4,000,000 shares of common stock in certain provinces of Canada. The net proceeds to the Company amounted to approximately $1,571,000 (Cdn $2,426,000), after deducting agents' fees and other offering costs approximating $372,000 (Cdn $574,000).

               Additionally, the Company granted the agents an option exercisable for a period of 30 days from the date of closing of the offering to purchase up to 400,000 shares of common stock, pursuant to an over-allotment option. The agents did not exercise this option within the designated time period. As additional compensation, the Company issued options to the agents to purchase 400,000 shares of common stock exercisable at $0.49 (Cdn $0.75) per share at any time on or before August 20, 2003 (see
               Note 12).

4.   PRIVATE PLACEMENT:

               On March 14, 2002, the Company completed a private offering of 238,137 shares of common stock in Canada and received net proceeds of approximately $74,000 (Cdn $116,000). In connection with this private offering, warrants to purchase 238,137 shares of common stock were issued, exercisable at $0.47 (Cdn $0.75) per common share.

5.   INVESTMENTS:

               At September 30, 2002 and 2001, the Company had options to purchase 1,000,000 shares of Astris Energi, Inc. at an exercise price of $.30 per share. The options expire in October 2003. The Company recorded the options at the lower of cost or net realizable value. These options had no cost to the Company. Management does not believe that these options currently have value.

               At September 30, 2002 and 2001, the Company had 68,000 and 100,000 shares, respectively, of Class B common stock of Ilion, a privately held company. The Company recorded the shares at the lower of cost or net realizable value. The cost of the shares was $1. In connection with a September 2002 settlement agreement with the National Research Council of Canada ("NRC"), an unrelated third party with which the Company had a strategic alliance to further develop certain lithium ion technology patented by NRC, 32,000 shares of common stock of Ilion were transferred to NRC.

6.   PREPAID EXPENSES AND OTHER CURRENT ASSETS:

               Prepaid   expenses  and  other  current  assets  consist  of  the
               following:
               September 30,                                                  2002                2001
               ---------------------------------------------------------------------------------------

               Prepaid interest and financing costs                                             $74,844
               Other (none in excess of 5% of current assets)               $2,146               21,661
               ----------------------------------------------------------------------------------------
                                                                            $2,146              $96,505
               ========================================================================================

7.   PROPERTY AND EQUIPMENT:

               Property and equipment, at cost, consists of the following:

                                                                                            Estimated
               September 30,                                    2002             2001      Useful Life
               ----------------------------------------------------------------------------------------
               Computers                                   $  21,126        $  21,126      3 to 5 years
               Laboratory equipment                          171,645          585,687          10 years
               Furniture and fixtures                          1,816            1,816           5 years
               ----------------------------------------------------------------------------------------
                                                             194,587          608,629
               Less accumulated depreciation                  83,343          185,396
               ----------------------------------------------------------------------------------------
                                                            $111,244         $423,233
               ========================================================================================

               Depreciation expense amounted to approximately $84,000 and $74,000 and $269,000 for the years ended September 30, 2002 and 2001 and the period from inception through September 30, 2002, respectively. During the quarter ended September 30, 2002, the Company determined that there is no certainty that equipment amounting to approximately $450,000 with accumulated depreciation approximating $177,000 has the ability to contribute to the Company's future cash flow. Based on this assessment, the Company recorded a charge to operations for the remaining balance amounting to approximately $273,000 and included this amount in general and administrative expenses.

8.   LICENSE AND TECHNOLOGY:

               License and technology costs are recorded at cost and amortized on the straight-line method over the term of the agreements. At September 30, 2001, license and technology costs, at cost, amounted to approximately $455,000. Accumulated amortization at September 30, 2001 amounted to approximately $181,000. During the quarter ended June 30, 2002, the Company determined that even though this intangible asset amounting to approximately $455,000 with accumulated amortization approximating $201,000 has a finite life, there is no certainty of its ability to contribute to the Company's future cash flow. Based on this assessment, the Company recorded a charge to operations of approximately $254,000 for the remaining balance and included this amount in general and administrative expenses. Amortization expense amounted to approximately $20,000 and $40,000 for the years ended September 30, 2002 and 2001, respectively, and $201,000 for the period from inception through September 30, 2002.


9.  ACCOUNTS PAYABLE AND  ACCRUED EXPENSES:

               Accounts payable and accrued expenses consist of the following:

               September 30,                                                  2002                2001
               ---------------------------------------------------------------------------------------
               Accounts payable                                           $213,841             $214,916
               Accrued payroll                                              76,131
               Accrued professional fees                                   440,844              210,387
               Accrued interest and financing costs                                              35,036
               Other (none in excess of 5% of current liabilities)         121,150               34,522

               ----------------------------------------------------------------------------------------
                                                                           $851,966             $494,861
               =========================================================================================

10.  COMMITMENTS AND CONTINGENCIES:

               The Company entered into an agreement with NRC, an unrelated third party, for the use of certain technology whereby 40% of the Company's net receipts from the licensing of the technology and 2% of products manufactured by the Company using this technology will be paid to this entity. Through September 30, 2002, no amounts have been incurred under this agreement. In addition, the Company has agreed to provide between approximately $70,000 and $330,000 per year to this entity for ongoing research and development. The Company was in default with this agreement as it had not provided the required support.

               In September 2002, the Company entered into a settlement agreement with NRC, whereby the Company will transfer 32,000 shares of Ilion common stock, issue shares of the Company's common stock amounting to Cdn $77,000 for no additional consideration and transfer its right to payment of additional advances amounting to approximately $40,000 (Cdn $63,000) from NRC's Industrial Research Assistance Program ("IRAP") in order for the Company to be released from its obligations. The Company has accrued for shares to be issued to NRC in the amount of approximately $49,000 (Cdn $77,000) and included this amount in accounts payable and accrued expenses, since such shares had not been approved by the TSX Venture Exchange ("TSX") for issuance as of year-end. Additionally, the amounts pertaining to the IRAP advances have been included in the loan payable balance in the accompanying consolidated balance sheet. The fair value of the loan payable cannot be determined.

               In 1998, the Company entered into a 10-year licensing agreement for the use of certain technology. The Company paid $17,000 upon execution of this agreement and will pay 2.5% during the first four years of the agreement and 2% during the last six years of the agreement of all sales of product manufactured using the licensed technology. Beginning January 1, 2000, the Company must pay a minimum royalty of approximately $7,000 per annum and the maximum amount of royalties the Company can incur throughout the term of this agreement is $3,300,000. However, the Company did not make the required royalty payments, since the Company's alkaline fuel cell technology program was suspended to refocus its efforts on more viable aspects of battery technology. The licensing agreement was canceled on September 5, 2002.

               In 2000, the Company entered into an agreement with an unrelated third party under which funds are advanced to the Company to further the commercialization of zinc carbon and other battery products. These advances are repayable beginning on July 1, 2003 by remitting 1.7% of gross revenue on all the Company's products, limited to a maximum of approximately $495,000. At September 30, 2002 and 2001, the loan payable balance amounted to approximately $312,000 and $273,000, respectively. The fair value of the loan payable is not determinable.

               On April 20, 2001, the Company entered into a joint development agreement with the Alberta Research Council, Inc. ("ARC") to create commercial prototypes of fuel cells utilizing the Company's Direct Methanol Fuel Cell Technology. Pursuant to the agreement, ARC will invest up to $1,950,000 (Cdn $3,000,000) through the provision of premises, research and laboratory facilities, ARC equipment, scientific personnel and other resources. ARC would be compensated for the first $1,690,000 (Cdn $2,600,000) of resources by the issuance of special warrants ("Special Warrants") (see Note 11). The Special Warrants entitled ARC upon exercise to be issued one share of common stock and one warrant to receive an additional share of common stock for no additional consideration. During the period from inception of the ARC agreement to June 30, 2002, the fair value of the earned Special Warrants was charged to the Company's operations as the resources and services were provided. On May 3, 2002, the joint development agreement with ARC was amended to terminate the issuance of such Special Warrants, and instead, issue shares of the Company's common stock directly to ARC subject to approval by the TSX. As a result, the Company will compensate ARC for the first $1,690,000 (Cdn $2,600,000) of resources and services by issuing 2,057,450 shares of common stock for no additional consideration. On August 28, 2002, TSX approved the issuance of 938,984 shares of common stock to ARC for resources and services provided from the inception of the agreement through the period ended June 30, 2002; such shares were not issued to ARC until subsequent to year-end (see Note 15). At September 30, 2002, the Company did not accrue any additional amounts pertaining to the subsequent issuance of 938,984 shares of the Company's common stock since the fair value of such shares did not exceed the fair value of the previously issued Special Warrants. For the period from July 1, 2002 to September 30, 2002, the Company recorded a charge to operations amounting to $77,000 for the resources and services provided by ARC. Such amounts have been accrued for and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet and, upon approval by TSX, will be satisfied by additional issuances of the Company's common stock. Resources provided by ARC in excess of $1,690,000 (Cdn $2,600,000) will be compensated through the issuance of additional shares of common stock.

               The Company leases its office facility under a noncancelable operating lease expiring in 2004. Rent expense amounted to approximately $25,000 and $25,000 and $89,000 for the years ended September 30, 2002 and 2001 and for the period from inception through September 30, 2002, respectively. Approximate minimum future payments under the lease are payable as follows:

               Year ending September 30,
                        2003                                            $25,000
                        2004                                              6,000
               -----------------------------------------------------------------
                                                                        $31,000
               =================================================================

               In May 2002, an action was commenced in Vancouver, British Columbia, by Mr. Dale Hueser and August Capital Corp. (the "Plaintiffs") against the Company. The Plaintiffs contend that they were entitled to a commission of Cdn $120,000 to Cdn $200,000 in respect of equity raised pursuant to the Company's successful initial public offering in 2001. The Company believes that the claim is without merit and intends to vigorously defend it.

               On April 1, 2002, the Company announced that it and its major stockholders had commenced an action in the Ontario Superior Court of Justice against Northern Securities Inc., Vic Alboini and Stature Inc. claiming, among other relief, damages for breach of contract, negligence and breach of fiduciary duties in connection with the Company's private and public financings in 2001 and 2000 and trading activities by Northern Securities Inc. in the Company's common shares since August 23, 2001. The defendants have taken steps to defend against the lawsuit and to counterclaim against the Company and others. The matter is currently under active negotiation.

               The Company, in the normal course of business, may be involved in other claims and other legal actions. Management is of the opinion that the ultimate outcome of such matters will not have a material adverse impact on the financial position of the Company or the results of its operations.

11. STOCKHOLDERS' EQUITY:

               Information pertaining to the period from October 1, 1996 to September 30, 1999 is not covered by the auditor's report.

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

               On April 11, 2000, the Company issued 100,000 shares of common stock to consultants for legal services provided. At September 30, 2000, the Company charged operations for approximately $220,000 representing the value of the services provided. The Company valued the shares at $2.25 per share. In addition, the Company issued options to purchase 200,000 shares of common stock at an exercise price of $2.00 per share to the same consultants for the legal services described above. The Company charged operations for approximately $386,000, representing the fair value of these options as of the date services were provided.

               On April 11, 2000, the Company issued warrants to purchase 750,000 shares of common stock at an exercise price of $1.38 per share (valued at approximately $404,000) to the holders of the Company's debentures. Additionally, the Company issued warrants to purchase 75,000 shares of common stock at an exercise price of $2.00 per share (valued at approximately $175,000) to consultants for services provided in connection with the issuance of certain debentures. On September 30, 2000, in connection with the extension of time for repayment of certain debentures, the Company issued warrants to purchase an additional 400,000 shares of common stock at an exercise price of $1.13 per share (valued at approximately $556,000) to the holders of the Company's debentures and recorded a charge to operations in 2001 for the warrants' fair market value.

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

               On February 27, 2001, in connection with the extension of the due dates of certain debentures, the Company issued the debenture holders 225,000 Series C warrants entitling them to acquire 225,000 shares of common stock exercisable at the lower of $0.56 or the price of the Company's Canadian share offering (Cdn $0.75) (valued at approximately $99,000) at any time on or before February 27, 2003. Further, previously issued warrants for 400,000 shares of the Company's common stock were surrendered and the Company issued 400,000 Series B warrants to the debenture holders entitling them to acquire 400,000 shares of common stock exercisable at the lower of $0.56 or the price of the Company's Canadian share offering (Cdn $0.75) (valued at approximately $176,000) at any time on or before February 27, 2003. Additionally, the original warrants issued to the debenture holders and the promoter of the transaction for 808,000 shares of the Company's common stock were surrendered, and the Company issued 808,000 Series A warrants entitling the debenture holders and the promoter of the transaction to acquire 808,000 shares of common stock exercisable at $1.31 (Cdn $2.00) per share (valued at approximately $315,000) at any time on or before March 30, 2003. The Company recorded a charge to operations for the warrants' fair market value at the time of issuance amounting to approximately $590,000.

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

               On April 20, 2001, the Company issued Special Warrants in connection with a joint venture agreement with ARC regarding the development and commercialization of the Company's Direct Methanol Fuel Cell Technology (see Note 10). Each Special Warrant would entitle the holder to receive one share of common stock and an additional warrant to receive one additional share of common stock for no additional consideration, resulting in 2,057,450 shares of common stock that can be issued to ARC. The fair value of the Special Warrants is being charged to operations as the resources and services described above are provided. The Company recorded a charge to operations in 2001 of approximately $120,000, which represents the charge based upon the resources and services provided by ARC for the period from April 20, 2001 to September 30, 2001. Based on an amendment made to the ARC agreement (see Note 10), the Company terminated the issuance of Special Warrants, and instead will issue shares of the Company's common stock. Since the approval of the amendment was not made by TSX until August 28, 2002, the Special Warrants were not terminated as of June 30, 2002. During 2002, the Company recorded a charge to operations of approximately $139,000 for Special Warrants, which represents the charge based upon the resources and services provided by ARC for the nine-month period ended June 30, 2002. No additional amounts were accrued for the period from inception of this agreement to June 30, 2002 since the fair value of the 938,984 common shares issued subsequently did not exceed the charges previously charged to operations. For the period July 1, 2002 to September 30, 2002, the Company recorded a charge to operations amounting to $77,000 for the resources and services provided by ARC and has included such amounts in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Such amounts will be satisfied by issuances of the Company's common stock for no additional consideration upon TSX's approval.

               On June 15, 2001, but effective April 29, 2001, in connection with the extension of the due dates of certain debentures, the Company issued to the debenture holders 225,000 Series D warrants (valued at approximately $162,000) to acquire 225,000 shares of common stock exercisable at the lower of $0.56 or the price of the Company's Canadian share offering (Cdn $0.75) at any time on or before April 29, 2003. The Company recorded a charge to operations for the warrants' fair market value at the time of issuance amounting to approximately $162,000.

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

               On August 22, 2001, the Company issued options that are not a part of its stock option plan to purchase 400,000 shares of common stock exercisable at $0.49 (Cdn $0.75) per common share at any time on or before August 20, 2003, to the agents in connection with the public offering (see Note 3).

               On August 24, 2001, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.40 per share to a consultant in addition to a cash payment of approximately $16,000 (Cdn $24,000) for marketing and public relations services. Warrants to purchase 25,000 shares of common stock (valued at approximately $10,000) vested immediately and were not contingent upon providing future services. Subsequently, the Company's management determined that the consultant was not providing the proper level of services, terminated the relationship and canceled the remaining warrants. The Company recorded a charge to operations for approximately $10,000, representing the fair value of the initial set of warrants at the time of issuance.

               On October 2, 2001, the Company's board of directors approved a new stock option plan (the "Plan") which became effective upon its approval by TSX and the Company's shareholders on May 22, 2002. A maximum of 3,500,000 options to purchase shares of common stock can be issued by the Company under the Plan.

               During the year ended September 30, 2002, the Company issued options under the Plan to purchase 810,000 shares of common stock at exercise prices ranging from $0.27 (Cdn $0.43) per share to $0.41 (Cdn $0.65) per share. The Company recorded a charge to operations for approximately $9,000, representing the fair value of options to purchase 35,000 shares of common stock which were granted to nonemployees. The Company did not record a charge to operations for the remaining options issued to officers, directors and employees to purchase 775,000 shares of common stock, since these options were issued at exercise prices exceeding the fair value of the Company's common stock at the date the Plan became effective.


12.  STOCK OPTIONS AND STOCK WARRANTS:

               The Company has 1997 and 2001 stock option plans under which options to purchase shares of common stock may be granted to certain officers, directors and service providers.

               A summary of the status of the Company's options and changes for both the 1997 and 2001 plans during the years is presented below:

               Year ended September 30,                     2002                        2001
               -----------------------------------------------------------------------------------------
                                                                  Weighted-                    Weighted-
                                                                   average                      average
                                                     Number       Exercise       Number        Exercise
                                                   of Shares       Price       of Shares        Price
               -----------------------------------------------------------------------------------------
               Outstanding at beginning
                of year                             1,627,500      $1.55        1,995,100         $1.51
               Granted                                810,000      $ .38          100,000         $ .66
               Exercised
               Canceled                              (300,600)     $1.80         (467,600)        $1.19
               ----------------------------------------------------------------------------------------
                       Outstanding at
                        end of year                 2,136,900      $1.07        1,627,500         $1.55
               ========================================================================================

               Options exercisable at
                year-end                            1,221,267      $1.28          747,460         $1.62
               ========================================================================================

               Weighted-average fair
               value of options granted
               during the period                                   $0.22                          $0.51
               ========================================================================================

               The following table summarizes information for both the 1997 and 2001 plans about fixed stock options outstanding at September 30, 2002:

                                                Options Outstanding               Options Exercisable
                                                     Weighted-
                                                      average     Weighted-                   Weighted-
                                                    Remaining     average                     average
                    Range of          Number        Contractual   Exercise        Number      Exercise
               Exercise Prices      Outstanding        Life         Price       Exercisable     Price
               ----------------------------------------------------------------------------------------
               $.27 - $.41             810,000         4.75     $  .38            270,000        $  .38
               $.66                    100,000         2.87     $  .66             66,667        $  .66
               $1.19                   655,000         2.92         $1.19         436,667         $1.19
               $2.00                   571,900         1.60         $2.00         447,933         $2.00
               ----------------------------------------------------------------------------------------
               $.27 - $2.00          2,136,900                      $1.07       1,221,267         $1.28
               ========================================================================================

               The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended September 30, 2002 and 2001 would have been as follows:

               Year ended September 30,                              2002                          2001
               ----------------------------------------------------------------------------------------
               Net loss:
                As reported                                  $(2,063,922)                  $(3,249,713)

               ========================================================================================
                Pro forma                                    $(2,367,755)                  $(4,014,018)
               ========================================================================================


               Loss per common share - basic and diluted:
                As reported                                  $      (.12)                  $     (.23)

               ========================================================================================
                Pro forma                                    $      (.13)                  $     (.29)
               ========================================================================================

               The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period ended September 30, 2002. The assumptions were a risk-free interest rate of 4.43% - 6.28%, dividend yield of 0%, volatility factor of the market price of the Company's common stock of 164% - 214% and an expected life of the option of 1.27 to 4.33 years.

13.  INCOME TAXES:

               As of September 30, 2002 and 2001, the Company had deferred tax assets resulting primarily from net operating loss carryforwards of approximately $3,740,000 and $3,300,000, respectively, which are available to offset future Canadian taxable income, if any, through 2009. As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

               The Company has incurred research and development expenditures for which it has estimated the amount of Canadian income tax refunds available from the Canadian taxing authorities. At September 30, 2002 and 2001, these amounts were approximately $20,000 and $87,000, respectively.

               The components of the net deferred tax asset are as follows:

               September 30,                                                  2002                 2001
               -----------------------------------------------------------------------------------------
               Net operating loss carryforwards                        $ 1,620,000          $ 1,460,000
               Valuation allowance                                      (1,620,000)          (1,460,000)
               -----------------------------------------------------------------------------------------
               Net deferred tax asset                                  $    - 0 -           $    - 0 -
               =========================================================================================

               The reconciliation of the effective income tax rate to the Canadian statutory rate for the years ended September 30, 2002 and 2001 is as follows:

               Year ended September 30,                                       2002                 2001
               ------------------------------------------------------------------------------------------
               Canadian statutory tax rate                                   (43.3)%              (43.3)%
               Valuation allowance on net operating
               loss carryforwards                                             43.3                 43.3
               ------------------------------------------------------------------------------------------
                      Effective income tax rate                              - 0 - %              - 0 - %
               ==========================================================================================

 14. RELATED PARTY TRANSACTIONS:

               The Company was charged approximately $135,000 and $139,000 and $844,000 for the years ended September 30, 2002 and 2001 and for the period from inception through September 30, 2002, respectively, by a company controlled by the Company's president and chief executive officer for management services provided by this individual. Approximately $734,000 and $495,000 is due to this entity, the Company's president and chief executive officer and the spouse of the Company's president and chief executive officer at September 30, 2002 and 2001, respectively.

               The Company incurred interest expense on amounts advanced to the Company from a company controlled by its president and chief executive officer, and by the president and chief executive officer. Included in interest and financing costs in the accompanying consolidated financial statements are approximately $21,000 and $13,000 and $72,000 for the years ended September 30, 2002 and 2001 and for the period from inception through September 30, 2002, respectively, as a result of these advances.

               The Company executed a promissory note on July 12, 2001 of approximately $98,000 (Cdn $150,000) to the president and chief executive officer's spouse in connection with funds advanced to the Company. The Company repaid the promissory note on August 22, 2001 upon receiving the proceeds from the completion of the public offering. Additionally, the president and chief executive officer's spouse advanced the Company approximately $30,000 (Cdn $47,000) to cover the costs of investment advisory services rendered on the Company's behalf during 2002. Included in interest and financing costs in the accompanying consolidated financial statements is approximately $1,000 for each of the years ended September 30, 2002 and 2001 and approximately $2,000 for the period from inception through September 30, 2002 as a result of these advances.


15.  SUBSEQUENT EVENTS:

               On November 13, 2002, the Company issued 938,984 shares of common stock to ARC for resources and services provided from the inception of its agreement with ARC through the period ended June 30, 2002 at $0.80 per common share (Cdn $1.2637 per common share) for no additional consideration.

               Additionally, on November 13, 2002, the Company issued 50,000 shares of common stock to a consultant for investment advisory services. The Company valued these shares at $0.22 (Cdn $0.35) per common share approximating $11,000 (Cdn $17,500) and recorded a charge to operations during the year ended September 30, 2002, representing the fair value of the shares issued as the services were provided during the year ended September 30, 2002.

               On November 11, 2002, the Company entered into a letter of intent agreement with Rabih Holdings Ltd. ("Rabih") to acquire control of 51% of the common shares of Pure Energy, Inc. ("PEI") on or before December 16, 2002, subject to the approval of TSX. The entire transaction has not yet been finalized since the Company is still waiting for approval from TSX and the additional equity financing has not been completed. The transaction was partially completed by the issuance of 1,000,000 shares of the Company's common stock to PEI in exchange for 1,000,000 shares of PEI's preferred stock. These shares are not conditional upon the completion of the PEI transaction and after the transfer of these shares, the Company owned approximately 26% (assuming conversion of the convertible preferred stock) of the total outstanding common shares of PEI. In addition, the president and chief executive officer of the Company owns an additional 3% of the outstanding common shares of PEI. The Company intends to convert such PEI preferred shares into 7,097,857 common shares of PEI at approximately Cdn $0.14 per PEI common share; no such conversion has taken place yet. The November 11, 2002 agreement also contemplated  the  purchase  of  6,000,000  common  shares of PEI
               ("Additional PEI Shares") from Rabih valued at Cdn $845,328 in exchange for a noninterest-bearing promissory note secured by a pledge of the Additional PEI Shares and due on the earlier of January 31, 2003 or the completion of additional equity financing. As a result of such transactions, the Company will own approximately 48.1% of PEI and together with the common shares of PEI already controlled by the Company's president and chief executive officer, will effectively control 51% of PEI. The ability of the Company to complete the transaction involves a number of risks and uncertainties and there is no assurance that the transaction will be completed.

               As of November 4, 2002, the Company and its president and chief executive officer guaranteed a factoring agreement being entered into between an unrelated third party and Pure Energy Battery Inc. ("PEBI"), a subsidiary of PEI, for PEBI to sell certain trade accounts receivable to a commercial factor with recourse. PEBI may borrow up to a maximum of Cdn $1,000,000 against factored receivables. In connection with this agreement, on

               November 22, 2002, PEBI advanced approximately $78,000 (Cdn $123,000) to the Company repayable on the earlier of January 31, 2003 or the completion of an additional equity financing. Such advances are evidenced by a promissory note issued by the Company and bear interest at prime plus 3%. The Company has agreed to cover all factoring fees and interest limited to a maximum of Cdn $75,000, incurred by PEBI on its borrowings against its factored receivables.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ENERGY VISIONS INC.

                               /s/Peter F. Searle
                               By: Peter F. Searle
                              Vice President Finance and Chief Financial Officer

Dated: 14th day of January, 2003

CERTIFICATIONS

I, D. Wayne Hartford, Chief Executive Officer of the Company certify that:

1. I have reviewed this annual report on Form 10KSB of Energy Visions Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: 14th day of January, 2003

                                          ENERGY VISIONS INC.

                                          /s/ D. Wayne Hartford
                                          By: D. Wayne Hartford
                                          Chief Executive Officer

I, Peter F. Searle, Chief Financial Officer of the Company certify that:

1. I have reviewed this annual report on Form 10KSB of Energy Visions Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: 14th day of January, 2003

                                          ENERGY VISIONS INC.

                                          /s/Peter F. Searle
                                          By: Peter F. Searle
                                          Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated.

Signature                           Title                              Date

/s/D. Wayne Hartford
D. Wayne Hartford                   President, Chief           January 14, 2003
                                    Executive Officer
                                  and Director

/s/Peter F. Searle
Peter F. Searle                     Chief Financial Officer,
                                    Vice President of Finance
                                    and Director               January 14, 2003


/s/David J. Trudel                  Vice President
David J. Trudel                     Sales and Marketing
                                    and Director               January 14, 2003



/s/Bruce Clark                      Director and Chairman
Bruce Clark                         of the Audit Committee     January 14, 2003


/s/Dr. Philip Whiting Director and Executive
Dr. Philip Whiting                  Vice President             January 14, 2003

Exhibit Index

Exhibit Number                              Description

4 - 2001 Stock Option Plan

99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant top
Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant top
Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

EXHIBIT 4

EXHIBIT 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Energy Visions Inc. (the "Company") on Form 10-KSB for the year ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, D. Wayne Hartford, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                          /s/ D. Wayne Hartford
                                          By: D. Wayne Hartford
                                          Chief Executive Officer
                                          January 14, 2003

EXHIBIT 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Energy Visions Inc. (the "Company") on Form 10-KSB for the year ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter F. Searle, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                          /s/ Peter F. Searle
                                          Chief Financial Officer
                                          January 14, 2003