Form 10QSB
period 2002-12-31
ENERGY VISIONS INC
filed 2003-02-14
CIK 1048407

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

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

(416) 733-2736

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 31, 2002, the Registrant had 19,856,100 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I

Item 1. Financial Information

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED BALANCE SHEET (expressed in U.S. dollars)

	(Unaudited)
	December 31,	September 30,
	2002	2002
ASSETS

Current Assets:
Cash	$11,850	$5,532
Accounts receivable, net of allowance of doubtful accounts of $143,000	34,159	28,022
Investments	210,000
Refundable investment tax credits	20,145	20,065
Prepaid expenses and other current assets	9,647	2,146
Total current assets	285,801	55,765

Property and Equipment, net of accumulated depreciation of $93,874 and $83,343	100,713	111,244
Total Assets	$386,514	$167,009

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses	$986,991	$851,966
Loan payable	125,431
Due to related parties	780,857	734,023
Total current liabilities	1,893,279	1,585,989

Loan Payable	313,291	312,047
Total liabilities	2,206,570	1,898,036

Commitments and Contingencies

Stockholders' Equity (Deficiency):
Preferred stock - $.0001 par value; authorized 5,000,000 shares, none issued
Common stock - $.0001 par value; authorized 50,000,000 shares,
issued and outstanding 19,856,100 and 17,867,116 shares	1,986	1,787
Additional paid-in capital	10,441,966	10,221,065
Accumulated other comprehensive income	23,783	30,162
Deficit accumulated during the development stage	(12,287,791)	(11,984,041)
Stockholders' equity (deficiency)	(1,820,056)	(1,731,027)
Total Liabilities and Stockholders' Equity (Deficiency)	$386,514	$167,009

See Notes to Consolidated Financial Statements

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENT OF OPERATIONS (expressed in U.S. dollars)
For the three months ended	Period from November 19, 1996 (inception) to December 31, 2002

	December 31, 2002	December 31, 2001

Revenue	$ -	$25,000	$603,495

Expenses:
Research and development costs	75,578	198,024	2,615,782
Professional fees	95,394	88,192	2,098,343
General and administrative	57,694	74,171	5,310,742
Interest and financing costs	64,553	4,773	2,385,359
Depreciation and amortization	10,531	30,964	481,060
Total expenses	303,750	396,124	12,891,286
Net loss	$(303,750)	$(371,124)	$(12,287,791)

Loss per common share - basic and diluted	($0.02)	($0.02)

Weighted-average number of common shares outstanding basic and diluted	18,904,847	17,628,979

See Notes to Consolidated Financial Statements

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (expressed in U.S. dollars)
For the three months ended	Period from November 19, 1996 (inception) to December 31, 2002
	December 31, 2002	December 31, 2001

Net Loss	$(303,750)	$(371,124)	$(12,287,791)

Other comprehensive income (loss):
Foreign Currency Translation	(6,379)	2,862	23,783

Comprehensive loss	$(310,129)	$(368,262)	$(12,264,008)

See Notes to Consolidated Financial Statements

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENT OF CASH FLOWS (expressed in U.S. dollars)

Period from
November 19, 1996
Three months ended	(inception) to
	December 31,	December 31,	December 31,
	2002	2001	2002
Cash flows from operating activities:
Net loss	$(303,750)	$(371,124)	$(12,287,791)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	10,531	30,964	481,060
Allowance for doubtful accounts		26,000	143,000
Accrued interest on advances from unrelated third party	47,469		47,469
Noncash interest on advances settled with related party			28,604
Common stock issued to founders			146,801
Noncash compensatory charge on stock issued to an officer			3,018,815
Common stock issued for services			364,557
Noncash compensatory charge on stock options issued to an officer			275,950
Noncash compensatory charge for extension of the expiration date of options			282,875
Issuance of compensatory stock options			524,078
Issuance of compensatory stock warrants		52,264	2,185,992
Impairment of license and technology costs			253,480
Impairment of property and equipment			272,589
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,137)	(27,342)	(177,159)
(Increase) decrease in refundable investment tax credits	(80)	697	(20,145)
(Increase) decrease in prepaid expenses and other current assets	(7,501)	17,534	(9,647)
Increase (decrease) in accounts payable and accrued expenses	146,125	(93,297)	998,091
Net cash used in operating activities	(113,343)	(364,304)	(3,471,381)
Cash flows from investing activities:
Purchases of property and equipment		(31,958)	(202,915)
Acquisition of license and technology			(4,927)
Cash used in investing activities	-	(31,958)	(207,842)
Cash flows from financing activities:
Proceeds from related parties' advances	46,834	(472)	1,028,203
Proceeds from unrelated third party advances	77,962		77,962
Proceeds from issuance of debentures			497,678
Proceeds from loan payable	1,244	(2,198)	313,291
Proceeds from issuance of common stock			2,150,329
Proceeds from issuance of common stock upon exercise of warrants & options			97,505
Repayment of debentures			(497,678)
Net cash provided by (used in) financing activities	126,040	(2,670)	3,667,290
Effect of exchange rate changes on cash	(6,379)	2,862	23,783
Net increase (decrease) in cash	6,318	(396,070)	11,850
Cash and cash equivalents at beginning of period	5,532	489,074
Cash at end of period	$11,850	$93,004	$11,850

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,221	$4,773	$194,701
Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for payment of laboratory equipment			$450,000
Issuance of common stock in satisfaction of debt related to acquisition of
license and technology			$450,000
Issuance of common stock for payment of advances owed to an officer			$275,950
Issuance of stock warrants to debenture holders in connection with extension of
maturity dates			$1,308,336
Issuance of common stock to agent for extension of maturity dates			$75,170
Issuance of stock warrants for related party advances			$29,663
Issuance of common stock in exchange for preferred stock
of unrelated third party	$210,000		$210,000
Issuance of common stock to consultants for services	$11,100		$11,100

See Notes to Consolidated Financial Statements

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(Unaudited)

1.

Basis of Presentation:

The financial statements at December 31, 2002 and for the three month periods ended December 31, 2002 and 2001, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The Company believes that the disclosures contained in the financial statements are adequate to make the information presented therein not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2002.

The results of operations for the three month period ended December 31, 2002 is not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2003.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  Additionally, Interpretation No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The Company is in the process of determining the impact of this pronouncement on its financial position and operations.

The Company is in the development stage and its operations are subject to all of the risks inherent in an emerging business enterprise.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company incurred losses of $303,750 and $371,124 for the three month periods ended December 31, 2002 and 2001, and $12,287,791 since its inception in 1996.  The Company has had limited revenue during those periods.  There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its product development and marketing efforts and/or other unforeseen difficulties.  The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds.  The Company is seeking other funds through additional debt or equity financing and potential collaborative arrangements.  Such additional funds may not be available on terms acceptable to the Company.  These factors indicate that the Company may not be able to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty.

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(Unaudited)

2.

Investments

The Company had options to purchase 1,000,000 shares of Astris Energy Inc. (“Astris”) at an exercise price of $0.30 per share at December 31, 2002.  The options expire in October 2003.  The Company recorded the options at the lower of cost or net realizable value.  These options had no cost to the Company.  Astris’ management believes these options were issued as part of its licensing agreement with the Company for the use of Astris’ technology in connection with the Company’s alkaline fuel cell research and development.  The Company did not make the required royalty payments, since it suspended its alkaline fuel cell technology program to refocus its efforts on more viable aspects of battery technology and as a result the licensing agreement was canceled on September 5, 2002.  As a result, Astris’ management believes these options were canceled. The Company’s management believes the options remain fully valid and intends vigorously to defend that position.

During the quarter ended December 31, 2002, the Company received 1,000,000 shares of Pure Energy Inc.’s (“PEI”) preferred stock in exchange for 1,000,000 shares of the Company’s common stock.  The Company recorded the PEI stock at $210,000, which represents the fair market value of the Company’s 1,000,000 shares of common stock at the date of exchange ($0.21 per share).

3.

Loan Payable

In connection with a factoring agreement guaranteed by the Company and its president and chief executive officer (see Note 7), on November 22, 2002, Pure Energy Battery Inc. (“PEBI”), a subsidiary of PEI, advanced approximately $78,000 (Cdn $123,000) of the total amounts received from the commercial factor (See Note 7) to the Company repayable on the earlier of January 31, 2003 or the completion of an additional equity financing, neither of which has occurred.  PEBI later agreed to extend the due date beyond January 31, 2003 to an undetermined date in the future, while it considers EVI’s financing plans. Such advances are evidenced by a promissory note issued by the Company and bear interest at prime plus 3%.  The Company has agreed to pay all factoring fees and interest to a maximum of Cdn $75,000 (US $47,000), incurred by PEBI on its borrowings against its factored receivables.  The Company has recorded a charge to operations and included this amount in loan payable at December 31, 2002.

4.

Due To Related Parties:

Advances amounting to approximately $781,000 (including accrued interest) at December 31, 2002, from the Company’s president and chief executive officer, a company controlled by this individual and the spouse of this individual are reflected in current liabilities in the accompanying consolidated balance sheet.

5.

Stock Issuances:

On November 13, 2002, the Company issued 938,984 shares of common stock to the Alberta Research Council, Inc. (“ARC”) for resources and services provided from the inception of its agreement with ARC through the period ended June 30, 2002 at $0.80 per common share (Cdn $1.2637 per common share) for no additional consideration.

Additionally, on November 13, 2002, the Company issued 50,000 shares of common stock to a consultant for investment advisory services rendered during fiscal year 2002.  The Company valued these shares at $0.22 (Cdn $0.35) per common share approximating $11,000 (Cdn $17,500) and such value was charged to operations during fiscal year 2002.

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(Unaudited)

6.

Proposed Transaction:

On November 11, 2002, the Company entered into a letter of intent agreement with Rabih Holdings Ltd. (“Rabih”) to acquire control of 51% of the common shares of PEI on or before December 16, 2002, subject to the approval of the TSX Venture Exchange (“TSXV”).  The entire transaction has not yet been finalized since the TSXV approval is conditional upon the completion of the necessary equity financing.  The transaction was partially completed by the issuance of 1,000,000 shares of the Company’s common stock to PEI (see Note 2) in exchange for 1,000,000 shares of PEI’s preferred stock.  These shares are not conditional upon the completion of the PEI transaction and after the transfer of these shares, the Company owned approximately 26% (assuming conversion of the convertible preferred stock) of the total outstanding common shares of PEI.  In addition, the president and chief executive officer of the Company owns an additional 3% of the outstanding common shares of PEI.  The Company intends to convert its PEI preferred shares into 7,097,857 common shares of PEI at approximately Cdn $0.14 per PEI common share; no such conversion has taken place yet.  The November 11, 2002 agreement also contemplated the purchase of 6,000,000 common shares of PEI (“Additional PEI Shares”) from Rabih valued at Cdn $845,328 in exchange for a noninterest-bearing promissory note secured by a pledge of the Additional PEI Shares and due on the earlier of January 31, 2003 or the completion of additional equity financing, neither of which has taken place.  Rabih later agreed to extend the due date beyond January 31, 2003 to an undetermined date in the future, while it considers EVI’s financing plans.  If such transactions are completed, the Company will own approximately 48.1% of PEI and together with the common shares of PEI already controlled by the Company’s president and chief executive officer, will effectively control 51% of PEI.  The ability of the Company to complete the transaction involves a number of risks and uncertainties and there is no assurance that the transaction will be completed.

7.

Contingent Liability and Commitment:

As of November 4, 2002, the Company and its president and chief executive officer guaranteed a factoring agreement being entered into between an unrelated third party and PEBI, a subsidiary of PEI, for PEBI to sell certain trade accounts receivable to a commercial factor with recourse.  PEBI may borrow up to a maximum of Cdn $1,000,000 against factored receivables.  At December 31, 2002, the amount of PEBI advances guaranteed by the Company approximated $566,000 (Cdn $895,000).

Energy Visions Inc.

Form 10QSB

For the three month period ended December 31, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 1.

Certain statements made in this Quarterly Report on Form 10-QSB are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, general economic conditions, our ability to complete development and then market our products, competitive factors and other risk factors as stated in other of our public filings with the Securities and Exchange Commission.

This report is for the three month period ended December 31, 2002.  The reader is directed to the Company’s Annual Report on Form 10-KSB filing for more information about the Company.  Accordingly, this section will primarily discuss the Company's position as of such date.

Overview

Energy Visions Inc. (hereafter, the Company or EVI) was formed in 1996, to research, develop and commercialize rechargeable battery technologies. The Company has several electro chemical technologies and is currently working on the development and commercialization of the Direct Methanol Fuel Cell (DMFC) and the Nickel Zinc (NiZn) technology.

Costs relating to the DMFC project are in large part supported by Alberta Research Council, Inc. (ARC).  The company expects to spend significant sums upon expanding its battery testing capability. While there can be no assurance that our business plan for the next year will be successful, the R&D programs, and targeted financings planned for the Company are expected to support the Company's activities until significant income streams of royalties and license fees develop.

Comparative Disclosure

During the quarter ended December 31, 2002, the Company was still a development stage company and has yet to achieve significant revenues.  Revenues, in the quarter ended December 31, 2002 were nil while revenues in the prior year were $25,000.  Such prior year revenues represented fees earned from research and development services performed for and licensing fees from Ilion Technology Corporation (Ilion) pursuant to a License Agreement. In September 2002, negotiations were concluded with Ilion to terminate the Ilion License Agreement.  We do not expect other revenue sources until the Company successfully completes the commercialization of its rechargeable battery technologies which the Company currently expects to achieve in late calendar 2003.

The Company's expenses in the quarters ended December 31, 2002 and 2001 totaled approximately $304,000 and $371,000 respectively resulting in a decrease of approximately 18%. This decrease was primarily the result of the Company incurring in the same period of the prior year noncash compensatory charges of approximately $52,000 in comparison to $12,000 during the current year’s period for the provision of research and development services from ARC.

Energy Visions Inc.

Form 10QSB

For the three month period ended December 31, 2002

One of the more significant costs included above are the Company's research and development costs approximating $76,000 in the current year’s quarter, representing an approximately 62% decrease compared to the prior year's comparative quarter of approximately $198,000. The 2001 values include approximately $52,000 in noncash compensatory charges based upon the research and development services performed by Alberta Research Council (“ARC”) as of December 31, 2001, compared to $12,000 of such charges for the current year’s quarter. Additionally, during the current year’s quarter the Company was entitled to approximately $37,000 in recoverable funds from a grant awarded by the Industrial Research Assistance Program (“IRAP”), a division of the National Research Council Canada (“NRC”) to cover direct labor and consultant costs incurred on research and development being performed on its DMFC technology; no such grant was awarded in the prior year’s quarter.  The reduction in research and development costs also reflects the refocus, announced on August 7, 2002, of the first stage research on the Company's remodeled Hybrid Battery and Fuel System under the Joint Development Project with ARC.  The Company anticipates that such deferred funds will be applied towards the engineering of the re-designed Hybrid Battery and Fuel System later in 2003. The Company's research and development activities involve a number of risks and uncertainties and there is no assurance that a viable commercial prototype Hybrid Battery and Fuel System can be successfully made and marketed.

Professional fees increased approximately 8% to approximately $95,000 for the quarter ended December 31, 2002 from approximately $88,000 for the same period of 2001. General and administrative expenses decreased by approximately $16,000 to approximately $58,000 for the quarter ended December 31, 2002. There is no particular significance to such variances.

Interest and financing costs increased by approximately $60,000 for the current year’s quarter from approximately $5,000 for the same period of 2001. In November 2002, the Company borrowed approximately $78,000 from Pure Energy Battery Inc. (“PEBI”), a subsidiary of Pure Energy Inc., pertaining to PEBI’s factoring of PEBI receivables to provide needed working capital. In connection with this borrowing, the Company paid approximately $6,000 in fees and agreed to assume approximately $47,000 in interest and other factoring costs related to such factoring agreement; no such agreement was in place in the prior year’s quarter.

Depreciation and amortization charges decreased from approximately $31,000 in 2001 to approximately $11,000 in 2002. Such decrease is a direct result of the impairment charges taken by the Company in fiscal year 2002.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements and the data used to prepare them.  The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  On an on-going basis, we re-evaluate our judgements and estimates including those related to revenue, bad debts, long-lived assets and income taxes.  We base our estimates and judgements on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information.  Actual results may differ from these estimates under different assumptions or conditions.  Our estimates are guided by observing the following critical accounting policies.

Development Stage Company

The Company is considered to be in the development stage as it devotes substantially all of its efforts to establishing a new business through activities such as financial planning, raising capital and research and development.

Energy Visions Inc.

Form 10QSB

For the three month period ended December 31, 2002

Revenue Recognition

The Company recognizes revenue when services are performed.  Additionally, licensing fees are recognized ratably over the term of the license agreement.

The Company maintains an allowance for doubtful accounts for losses that management estimates will arise from its customers inability to make required payments or disputes that arose over terms to be met in agreements with customers.  We make our estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends.  At December 31, 2002, the allowance for doubtful accounts was $143,000.

Accounting for Income Taxes

The Company records a valuation allowance to its deferred tax assets to the amount that is more likely than not to be realized.  While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made.  Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made.  A 100% valuation allowance in the amount of $1,590,000 has been recorded against our deferred tax asset at December 31, 2002.  The valuation allowance consists principally of net operating losses previously realized and stock compensation currently not deductible.  The valuation allowance was necessary because the utilization of such deductions is not reasonably assured since the Company has not yet reached profitability.

Valuation of Long-Lived Assets

The Company identifies and records impairment on long-lived assets, when events and circumstances indicate that such assets have been impaired.  The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on the expected discounted cash flows.  Factors we consider important which could trigger an impairment review include the following:

·

Significant negative industry trends;

·

Significant adverse change in the extent or manner of its use;

·

Current period operating or cash flow loss combined with a history of operating or cash flow losses.

During fiscal year 2002, the Company recorded impairment losses related to its license and technology costs ($253,480) and its property and equipment ($272,589).

Liquidity

At December 31, 2002 the Company had approximately $12,000 cash on hand and a working capital deficiency of approximately $1,607,000. Such working capital deficiency includes approximately $781,000 owed to the Company's President and Chief Executive Officer, to a company controlled by this individual and the spouse of the Company’s President and Chief Executive Officer.

The Company has approximately $100,000 in monthly expenses and no revenues. The cash on hand plus anticipated cash receipts are insufficient to service the Company's cash needs.  Accordingly, the Company has insufficient cash to continue its operations and will be dependent upon its creditors until new financing arrangements are completed.

Energy Visions Inc.

Form 10QSB

For the three month period ended December 31, 2002

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

Within 90 days prior to the filing date of this Quarterly Report on Form 10QSB, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2002, an action was commenced in Vancouver, British Columbia, by Mr. Dale Hueser and August Capital Corp. (the "Plaintiffs") against Energy Ventures, Inc., a wholly owned subsidiary of the company.  The Plaintiffs contend that they were entitled to a commission of Cdn. $120,000 to Cdn. $200,000 in respect of equity raised pursuant to the Company's successful initial public offering in 2001. The Company believes that the claim is without merit and intends to vigorously defend it.

On April 1, 2002, the Company announced that it and its major shareholders had commenced an action in the Ontario Superior Court of Justice against Northern Securities Inc., Vic Alboini and Stature Inc. claiming, among other relief, damages for breach of contract, negligence and breach of fiduciary duties in connection with EVI's private and public financings in 2000 and 2001 and trading activities by Northern Securities Inc. in EVI common shares since August 23, 2001. The defendants have taken steps to defend against the lawsuit and to counterclaim against the Company and others. The matter continues under active negotiation.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Energy Visions Inc.

Form 10QSB

For the three month period ended December 31, 2002

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

Dated: 14th day of February, 2003

CERTIFICATION

I, D. Wayne Hartford, Chief Executive Officer of the Company certify that:

1. I have reviewed this Quarterly Report on Form 10QSB of Energy Visions Inc.;

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

Dated: 14th day of February, 2003

ENERGY VISIONS INC.

/s/ D. Wayne Hartford

By: D. Wayne Hartford

Chief Executive Officer

CERTIFICATIONS

I, Peter F. Searle, Chief Financial Officer of the Company certify that:

1. I have reviewed this Quarterly Report on Form 10QSB of Energy Visions Inc.;

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

Dated: 14th day of February, 2003

ENERGY VISIONS INC.

/s/Peter F. Searle

By: Peter F. Searle

Chief Financial Officer