Form 10QSB
period 2003-03-31
ENERGY VISIONS INC
filed 2003-05-20
CIK 1048407

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number 000-30285

ENERGY VISIONS INC.

(Exact name of small business issuer as specified in its charter)

Delaware

(State or other jurisdiction of

incorporation or organization)

N/A

(IRS Employer Identification No.)

43 Fairmeadow Avenue, Toronto, Ontario, Canada M2P 1W8

(Address of principal executive offices)(Zip Code)

(416) 733-2736

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2003, the Registrant had 20,066,100 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED BALANCE SHEET (expressed in U.S. dollars)

	(Unaudited)
	March 31	September 30,
	2003	2002
ASSETS

Current Assets:
Cash	$ 35,240	$ 5,532
Accounts receivable, net of allowance of doubtful accounts of $143,000	7,142	28,022
Investments	147,000
Refundable investment tax credits	21,660	20,065
Prepaid expenses and other current assets	4,074	2,146
Total current assets	215,116	55,765

Property and Equipment, net of accumulated depreciation of $104,335 and $83,343	90,252	111,244

Total Assets	$ 305,368	$ 167,009

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 1,047,526	$ 851,966
Loan payable	134,863
Due to related parties	859,426	734,023
Total current liabilities	2,041,815	1,585,989

Loan Payable	336,849	312,047
Total liabilities	2,378,664	1,898,036

Commitments and Contingencies

Stockholders' Equity (Deficiency):
Preferred stock - $.0001 par value; authorized 5,000,000 shares, none issued
Common stock - $.0001 par value; authorized 50,000,000 shares,
issued and outstanding 20,066,100 and 17,867,116 shares	2,007	1,787
Additional paid-in capital	10,508,802	10,221,065
Accumulated other comprehensive income (loss)	(96,870)	30,162
Deficit accumulated during the development stage	(12,487,235)	(11,984,041)
Stockholders' deficiency	(2,073,296)	(1,731,027)
Total Liabilities and Stockholders' Deficiency	$ 305,368	$ 167,009

See notes to consolidated financial statements.

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENT OF OPERATIONS (expressed in U.S. dollars)
	(Unaudited)

	Three months ended		Six months ended		Period from
					November 19, 1996
	March 31,	March 31,	March 31,	March 31,	(inception) to
	2003	2002	2003	2002	March 31, 2003
Revenue		$ 25,000		$ 50,000	$ 603,495

Expenses:
Research and development costs	76,768	208,767	152,346	406,791	2,692,550
Professional fees	71,703	93,111	167,097	181,303	2,170,046
General and administrative	122,418	69,232	180,112	143,403	5,433,160
Interest and financing costs	13,094	4,920	77,647	9,693	2,398,453
Depreciation and amortization	10,461	31,191	20,992	62,155	491,521
Total expenses	294,444	407,221	598,194	803,345	13,185,730

Other - proceeds from sale of Astris options	95,000		95,000		95,000

Net loss	$ (199,444)	$ (382,221)	$ (503,194)	$ (753,345)	$ (12,487,235)

Loss per common share - basic and diluted	($0.01)	($0.02)	($0.03)	($0.04)

Weighted-average number of common
shares outstanding - basic and diluted	19,965,767	17,673,960	19,429,477	17,651,223

See notes to consolidated financial statements.

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (expressed in U.S. dollars)
	(Unaudited)

					Period from
	Three months ended		Six months ended		November 19, 1996
	March 31,	March 31,	March 31,	March 31,	(inception) to
	2003	2002	2003	2002	March 31, 2003

Net Loss	$ (199,444)	$ (382,221)	$ (503,194)	$ (753,345)	$ (12,487,235)

Other comprehensive income (loss):
Foreign Currency Translation	(120,653)	2,919	(127,032)	5,781	(96,870)

Comprehensive loss	$ (320,097)	$ (379,302)	$ (630,226)	$ (747,564)	$ (12,584,105)

See notes to consolidated financial statements.

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENT OF CASH FLOWS (expressed in U.S. dollars)
	(Unaudited)
	Six months ended		Period from
	March 31,	March 31,	(inception) to
	2003	2002	March 31, 2003
Cash flows from operating activities:
Net loss	$ (503,194)	$ (753,345)	$ (12,487,235)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	20,992	62,155	491,521
Gain from sale of Astris options	(95,000)		(95,000)
Allowance for doubful accounts		51,000	143,000
Accrued interest on advances from unrelated third party	47,469		47,469
Noncash interest on advances settled with related party			28,604
Common stock issued to founders			146,801
Noncash compensatory charge on stock issued to an officer			3,018,815
Common stock issued for services			364,557
Noncash compensatory charge on stock options issued to an officer			275,950
Noncash compensatory charge for extension of the expiration date of options			282,875
Issuance of compensatory stock options	16,196		540,274
Issuance of compensatory stock warrants		109,981	2,185,992
Impairment of license and technology costs			253,480
Impairment of property and equipment			272,589
Impairment of investment	63,000		63,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	20,880	(46,056)	(150,142)
(Increase) decrease in refundable investment tax credits	(1,595)	875	(21,660)
(Increase) decrease in prepaid expenses and other current assets	(1,928)	35,787	(4,074)
Increase in accounts payable and accrued expenses	255,201	49,456	1,107,167
Net cash used in operating activities	(177,979)	(490,147)	(3,536,017)

Cash flows from investing activities:
Purchases of property and equipment		(53,758)	(202,915)
Acquisition of license and technology			(4,927)
Proceeds from sale of Astris options	95,000		95,000
Net cash used in investing activities	95,000	(53,758)	(112,842)

See notes to consolidated financial statements.

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENT OF CASH FLOWS (expressed in U.S. dollars)
	(Unaudited)
	Six months ended		Period from
	March 31,	March 31,	(inception) to
	2003	2002	March 31, 2003
Cash flows from financing activities:
Proceeds from related parties' advances, net	125,403	7,371	1,106,772
Proceeds from unrelated third party advances	77,962		77,962
Proceeds from issuance of debentures			497,678
Proceeds (payment) from loan payable, net	1,244	(2,759)	313,291
Proceeds from issuance of common stock			2,150,329
Proceeds from issuance of common stock upon exercise of options and warrants		73,532	97,505
Repayment of debentures			(497,678)
Net cash provided by (used in) financing activities	204,609	78,144	3,745,859

Effect of exchange rate changes on cash	(91,922)	5,781	(61,760)
Net increase (decrease) in cash	29,708	(459,980)	35,240
Cash and cash equivalents at beginning of period	5,532	489,074
Cash at end of period	$ 35,240	$ 29,094	$ 35,240

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 8,164	$ 2,322	$ 196,644

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for payment of laboratory equipment			$ 450,000
Issuance of common stock in satisfaction of debt related to acquisition of license and technology			$ 450,000
Issuance of common stock for payment of advances owed to an officer			$ 275,950
Issuance of stock warrants to debenture holders in connection with extension of maturity dates		$ 590,120	$ 1,308,336
Issuance of common stock to agent for extension of maturity dates			$ 75,170
Issuance of stock warrants for related party advances			$ 29,663
Issuance of common stock in exchange for preferred stock of unrelated third party	$ 210,000		$ 210,000
Issuance of common stock in settlement of outstanding amounts owed to unrelated third parties	$ 59,641		$ 59,641

See notes to consolidated financial statements.

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

1.

Basis of Presentation:

The financial statements at March 31, 2003 and for the three month and six month periods ended March 31, 2003 and 2002, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented therein not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2002.

The results of operations for the three month and six month periods ended March 31, 2003 is not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2003.

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

The Company is in the development stage and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of $503,194 and $753,345 for the six month periods ended March 31, 2003 and 2002, and $12,487,235 since its inception in 1996.  The Company has had limited revenue during those periods. There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its product development and marketing efforts and/or other unforeseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company is seeking other funds through additional debt or equity financing and potential collaborative arrangements. Such additional funds may not be available on terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

2.

Investments

The Company had options to purchase 1,000,000 shares of Astris Energi Inc. (“Astris”) at an exercise price of $0.30 per share at December 31, 2002. The options expire in October 2003. The Company recorded the options at the lower of cost or net realizable value. These options had no cost to the Company. Astris’ management believes these options were issued as part of its licensing agreement with the Company for the use of Astris’ technology in connection with the Company’s alkaline fuel cell research and development. The Company did not make the required royalty payments, since it suspended its alkaline fuel cell technology program to refocus its efforts on more viable aspects of battery technology and as a result the licensing agreement was canceled on September 5, 2002. The management of Astris believed these options were cancelled. The Company’s management believed that the options remained valid. On February 12, 2003, the Company sold these options to an unrelated third party for proceeds amounting to $95,000.

During the quarter ended December 31, 2002, the Company received 1,000,000 shares of Pure Energy Inc.’s (“PEI”) preferred stock in exchange for 1,000,000 shares of the Company’s common stock. The Company recorded the PEI stock at $210,000, which represented the fair market value of the Company’s 1,000,000 shares of common stock at the date of exchange ($0.21 per share). During the quarter ended March 31, 2003, in light of the pending status of the proposed transaction with PEI, the Company’s management determined its investment in PEI has been impaired. The Company recorded a charge to operations amounting to $63,000. At March 31, 2003 the Company’s investment in PEI amounted to $147,000.

3.

Loan Payable

In connection with a factoring agreement guaranteed by the Company and its president and chief executive officer (see Note 7), on November 22, 2002, Pure Energy Battery Inc. (“PEBI”), a subsidiary of PEI, advanced approximately $78,000 (Cdn $123,000) of the total amounts received from the commercial factor (See Note 7) to the Company repayable on the earlier of January 31, 2003 or the completion of an additional equity financing, neither of which has occurred. PEBI later agreed to extend the due date beyond January 31, 2003 to an undetermined date in the future, while it considers EVI’s financing plans. Such advances are evidenced by a promissory note issued by the Company and bear interest at prime plus 3%. The Company has agreed to pay all factoring fees and interest to a maximum of Cdn $75,000 (US $47,000), incurred by PEBI on its borrowings against its factored receivables. The Company has recorded a charge to operations and included this amount in loan payable at March 31, 2003.

4.

Due To Related Parties:

Advances amounting to approximately $859,000 (including accrued interest) at March 31, 2003, from the Company’s president and chief executive officer, a company controlled by this individual and the spouse of this individual are reflected in current liabilities in the accompanying consolidated balance sheet.

5.

Stock Options:

On March 27, 2003, the Company’s board of directors approved the cancellation of 1,019,267 stock options originally issued under the 1997 stock option plan. Additionally, the Company’s board of directors approved the issuance of replacement options under the 2001 stock option plan to purchase 1,500,000 shares of common stock at an exercise price of $0.14 (Cdn $0.20) per share. The Company recorded a charge to operations for approximately $16,000, representing the fair value of options to purchase 145,000 shares of common stock which were granted to nonemployees. The Company did not record a charge to operations for the remaining options issued to officers, directors and employees to purchase 1,355,000 shares of common stock, since these options were issued at an exercise price exceeding the fair value of the Company’s common stock at the grant date. These replacement options issued to officers, directors and employees will be accounted for as a variable plan.

6.

Stock Issuances:

On November 13, 2002, the Company issued 938,984 shares of common stock to the Alberta Research Council Inc. (“ARC”) for resources and services provided from the inception of its agreement with ARC through the period ended June 30, 2002 at $0.80 per common share (Cdn $1.2637 per common share) for no additional consideration.

Additionally, on November 13, 2002, the Company issued 50,000 shares of common stock to a consultant for investment advisory services rendered during fiscal year 2002. The Company valued these shares at $0.22 (Cdn $0.35) per common share approximating $11,000 (Cdn $17,500) and such value was charged to operations during fiscal year 2002.

On February 13, 2003, the Company issued 210,000 shares of common stock to National Research Council Canada (“NRC”) as part of the Company’s settlement agreement and outstanding amounts owed to NRC at $0.24 per common share (Cdn $0.37 per common share) for no additional consideration.

7.

Proposed Transaction:

On November 11, 2002, the Company entered into a letter of intent agreement with Rabih Holdings Ltd. (“Rabih”) to acquire control of 51% of the common shares of PEI on or before December 16, 2002, subject to the approval of TSX Venture Exchange (“TSXV”). The entire transaction has not yet been finalized since the TSXV approval is conditional upon the completion of the necessary equity financing. The transaction was partially completed by the issuance of 1,000,000 shares of the Company’s common stock to PEI (see Note 2) in exchange for 1,000,000 shares of PEI’s preferred stock. These shares are not conditional upon the completion of the PEI transaction and after the transfer of these shares, the Company owned approximately 26% (assuming conversion of the convertible preferred stock) of the total outstanding common shares of PEI. In addition, the president and chief executive officer of the Company owns an additional 3% of the outstanding common shares of PEI. The Company intends to convert such PEI preferred shares into 7,097,857 common shares of PEI at approximately Cdn $0.14 per PEI common share; no such conversion has taken place yet. The November 11, 2002 agreement also contemplated the purchase of 6,000,000 common shares of PEI (“Additional PEI Shares”) from Rabih valued at Cdn $845,328 in exchange for a noninterest-bearing promissory note secured by a pledge of the Additional PEI Shares and due on the earlier of January 31, 2003 or the completion of additional equity financing, neither of which has taken place. Rabih later agreed to extend the due date beyond January 31, 2003 to an undetermined date in the future, while it considers EVI’s financing plans. If such transactions are completed, the Company will own approximately 48.1% of PEI and together with the common shares of PEI already controlled by the Company’s president and chief executive officer, will effectively control 51% of PEI. The ability of the Company to complete the transaction involves a number of risks and uncertainties and there is no assurance that the transaction will be completed.

8.

Stock-Based Compensation

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and net loss per common share for the three month periods ended March 31, 2003 and 2002 would have been as follows:

     Three Months Ended

  March 31,

2003

2002

Net loss, as reported

$(199,444)        $(382,221)

Deduct:  Total stock-based

  compensation expense determined

  under fair value based method for all awards          - 0 -

   (72,185)

Pro forma net loss

$(199,444)

$(454,406)

Loss per common share – basic and diluted

As reported

   $(0.01)

    $(0.02)

Pro forma

   $(0.01)

    $(0.03)

9.

Contingent Liability and Commitment:

As of November 4, 2002, the Company and its president and chief executive officer guaranteed a factoring agreement being entered into between an unrelated third party and PEBI, a subsidiary of PEI, for PEBI to sell certain trade accounts receivable to a commercial factor with recourse. PEBI may borrow up to a maximum of Cdn $1,000,000 against factored receivables. At March 31, 2003, the amount of PEBI advances guaranteed by the Company approximated $251,000 (Cdn $370,000).

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

This report is for the three and six month periods ended March 31, 2003.  The reader is directed to the Company’s Annual Report on Form 10-KSB filing for more information about the Company.  Accordingly, this section will primarily discuss the Company's position as of the filing date hereof.

Overview

Energy Visions Inc. (hereafter, the Company or EVI) was formed in 1996, to research, develop and commercialize rechargeable battery technologies. The Company has several electro chemical technologies and is currently working on the development and commercialization of the Direct Methanol Fuel Cell (DMFC) and the Nickel Zinc (NiZn) technology.

Costs relating to the DMFC project have been, until recently, in large part supported by Alberta Research Council Inc. (ARC).  The company expects to spend significant sums upon expanding its battery testing capability. While there can be no assurance that our business plan for the next year will be successful, the R&D programs, and targeted financings planned for the Company are expected to support the Company's activities until significant income streams of royalties and license fees develop.

Comparative Disclosure

During the quarter ended March 31, 2003, the Company was still a development stage company and has yet to achieve significant revenues. There were no revenues for the three month and six month periods ended March 31, 2003.  In the prior year, there were revenues of $25,000 and $50,000 respectively, entirely earned from research and development services performed for and licensing fees from Ilion Technology Corporation ("Ilion"). In September 2002, negotiations were concluded with Ilion to terminate the Ilion License Agreement.  We do not expect other revenue sources until the Company successfully completes the commercialization of its rechargeable battery technologies which the Company currently expects to achieve in late calendar 2003.

During the three month period ended March 31, 2003, the Company received $95,000 in proceeds from the sale of Astris options to an unrelated third party; no such transaction occurred in the prior year’s comparable period.

The Company's expenses in the quarters ended March 31, 2003 and 2002 totaled approximately $294,000 and $407,000, respectively, resulting in a decrease of 28%. A major factor in such decrease was the Company incurring in the current year lower expenditures on research and development activities which decreased approximately 63% from approximately $209,000 in 2002 to approximately $77,000 in 2003. The Company’s expenses in the six month periods ended March 31, 2003 and 2002 totaled approximately $598,000 and $803,000, resulting in a decrease of 26%. Such reductions reflect a reduced level of research and development activity but are in part due to the Company incurring in the same period of the prior year noncash compensatory charges of approximately $110,000 for the provision of research and development services from ARC.

One of the more significant costs included above are the Company’s research and development costs of approximately $77,000 and $152,000 for the three month and six month periods ended March 31, 2003, respectively. Compared to the research and development costs for the same three and six month periods in the prior year of approximately $209,000 and $407,000, respectively, resulting in a decrease of 63% respectively. Such decrease is a result of noncash compensatory charges of approximately $52,000 and $110,000 incurred in the prior year’s three month and six month periods; no such significant charges were incurred in the current year’s comparable periods. Also, the Company was entitled to approximately $37,000 and $58,000 in recoverable funds from a grant awarded by the Industrial Research Assistance Program (“IRAP”), a division of the National Research Council Canada, to cover direct labor and consultants costs incurred on research and development being performed on its DMFC technology in Calgary; no such grant was awarded in the prior year’s three and six month periods. The overall reduction in research and development costs also reflects the refocus, announced on August 7, 2002, of the first stage research on the Company’s remodeled Hybrid Battery and Fuel Cell System under the Joint Development Project with ARC.

General and administrative expenses increased to $122,000 for the three month period ended March 31, 2003 from $69,000 for the comparable period in the prior year, an increase of approximately 77%. In the six month periods, such expenses increased by approximately 26% from approximately $143,000 in 2002 to approximately $180,000 in 2003. Such increases are primarily the result of the recording of an impairment charge in the current three month period of $63,000 in respect of the Company’s investment in 1,000,000 shares of PEI’s preferred stock. The prior year expenses also included a bad debt provision of approximately $51,000 for which there is no equivalent charge in 2003.

Interest and financing costs in the six months ended March 31, 2003 (approximately $78,000) increased by approximately $68,000 from approximately $10,000 for the same period of 2002. In November 2002, the Company borrowed approximately $78,000 from Pure Energy Battery Inc. (“PEBI”), a subsidiary of Pure Energy Inc., pertaining to PEBI’s factoring of PEBI receivables to provide needed working capital. In connection with this borrowing, the Company paid approximately $6,000 in fees and agreed to assume approximately $47,000 in interest and other factoring costs related to such factoring agreement; no such agreement was in place in the prior year.

Depreciation and amortization charges decreased during the three month period from approximately $31,000 in 2002 to approximately $10,000 in 2003. And similarly, such charges during the six month period ended March 31, 2003 declined from approximately $62,000 in 2002 to approximately $21,000 in 2003. Such decreases are a direct result of the impairment charges taken by the Company in fiscal year 2002.

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

The Company maintains an allowance for doubtful accounts for losses that management estimates will arise from its customers inability to make required payments or disputes that arose over terms to be met in agreements with customers.  We make our estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends.  At March 31, 2003, the allowance for doubtful accounts was $143,000.

Accounting for Income Taxes

The Company records a valuation allowance to its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made. A 100% valuation allowance in the amount of $1,650,000 has been recorded against our deferred tax asset at March 31, 2003. The valuation allowance consists principally of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the utilization of such deductions is not reasonably assured since the Company has not yet reached profitability.

Valuation of Long-Lived Assets

The Company identifies and records impairment on long-lived assets, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on the expected discounted cash flows.  Factors we consider important which could trigger an impairment review include the following:

•

Significant negative industry trends;

•

Significant adverse change in the extent or manner of its use;

•

Current period operating or cash flow loss combined with a history of operating or cash flow losses.

During fiscal year 2002, the Company recorded impairment losses related to its license and technology costs ($253,480) and its property and equipment ($272,589).

Liquidity

At March 31, 2003, the Company had approximately $35,000 cash on hand and a working capital deficiency of approximately $1,827,000. Such working capital deficiency includes approximately $859,000 owed to the Company's President and Chief Executive Officer, to a company controlled by this individual and the spouse of the Company’s President and Chief Executive Officer.

The Company currently estimates it will have approximately $70,000 in monthly expenses and no revenues. The cash on hand plus anticipated cash receipts are insufficient to service the Company's cash needs.  Accordingly, the Company has insufficient cash to continue its operations and will be dependent upon its creditors until new financing arrangements are completed.

The Company is in need of new capital to support its growth and technology, research and development costs, to fund expanded capital facilities and to complete its proposed acquisition of an effective 51% interest in Pure Energy Inc. The Company is currently attempting to raise approximately Cdn $2,000,000 in debt capital and due diligence is in process in connection with such financing. However, there can be no assurance that this or any other financings will be successful and if it is not successful, additional debt or equity financing will be urgently required and the Company's research and development activities will have to be terminated.

Item 3. Disclosure Controls and Procedures

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2002, an action was commenced in Vancouver, British Columbia, by Mr. Dale Hueser and August Capital Corp. (the "Plaintiffs") against Energy Ventures Inc. (Canada), a wholly owned subsidiary of the company.  The Plaintiffs contend that they were entitled to a commission of Cdn. $120,000 to Cdn. $200,000 in respect of equity raised pursuant to the Company's successful initial public offering in 2001.  The Company believes that the claim is without merit and intends to vigorously defend it.

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

ENERGY VISIONS INC.

/s/Peter F. Searle

Peter F. Searle

Vice President Finance and Chief Financial Officer

Dated: 20th day of May, 2003

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

Dated: 20th day of May, 2003

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

Dated: 20th day of May, 2003

ENERGY VISIONS INC.

/s/Peter F. Searle

By: Peter F. Searle

Chief Financial Officer