Form 10QSB
period 2003-06-30
ENERGY VISIONS INC
filed 2003-08-27
CIK 1048407

OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response    32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2003

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

Commission file number 000-30285

ENERGY VISIONS INC.

(Exact name of small business issuer as specified in its charter)

Delaware

(State or other jurisdiction of

incorporation or organization)

N/A

(IRS Employer Identification No.)

43 Fairmeadow Avenue, Toronto, Ontario, Canada M2P 1W8

(Address of principal executive offices)(Zip Code)

(416) 733-2736

(Issuer's telephone number)

Indicate by check mark whether the registrant  (1) has filed all  documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.   YES  (X)     NO   ( )

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2003, the Registrant had 20,698,852 shares of its Common Stock outstanding.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

June 30, 2003

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

June 30, 2003

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED BALANCE SHEET (expressed in U.S. dollars)

	(Unaudited)
	June 30	September 30,
	2003	2002

ASSETS

Current Assets:
Cash	$ 2,546	$ 5,532
Accounts receivable, net of allowance of doubtful accounts of $143,000	-	28,022
Investments	147,000
Refundable investment tax credits	23,476	20,065
Prepaid expenses and other current assets	4,652	2,146
Total current assets	177,674	55,765

Property and Equipment, net of accumulated depreciation of $118,771 and $83,343	83,616	111,244

Total Assets	$ 261,290	$ 167,009

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 1,327,632	$ 851,966
Loan payable	165,650
Due to related parties	995,130	734,023
Total current liabilities	2,488,412	1,585,989

Loan Payable	365,098	312,047
Total liabilities	2,853,510	1,898,036

Commitments and Contingencies

Stockholders' Equity (Deficiency):
Preferred stock - $.0001 par value; authorized 5,000,000 shares, none issued
Common stock - $.0001 par value; authorized 50,000,000 shares,
issued and outstanding 20,698,852 and 17,867,116 shares	2,070	1,787
Additional paid-in capital	10,572,633	10,221,065
Accumulated other comprehensive income (loss)	(256,085)	30,162
Deficit accumulated during the development stage	(12,910,838)	(11,984,041)
Stockholders' deficiency	(2,592,220)	(1,731,027)
Total Liabilities and Stockholders' (Deficiency)	$ 261,290	$ 167,009

See notes to consolidated financial statements.

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENT OF OPERATIONS (expressed in U.S. dollars)
(Unaudited)

	Three months ended		Nine months ended		Period from
					November 19, 1996
	June 30,	June 30,	June 30,	June 30,	(inception) to
	2003	2002	2003	2002	June 30, 2003

Revenue	$ -	$ -	$ -	$ 50,000	$ 603,495

Expenses:
Research and development costs	115,638	185,560	267,984	592,351	2,808,188
Professional fees	193,319	221,358	360,416	402,661	2,363,365
General and administrative	70,394	309,997	250,506	453,400	5,503,554
Interest and financing costs	33,206	7,008	110,853	16,701	2,431,659
Depreciation and amortization	11,046	18,662	32,038	80,817	502,567
Total expenses	423,603	742,585	1,021,797	1,545,930	13,609,333

Other - proceeds from sale of Astris options	-	-	95,000	-	95,000

Net loss	$ (423,603)	$ (742,585)	$ (926,797)	$(1,495,930)	$(12,910,838)

Loss per common share - basic and diluted	($0.02)	($0.04)	($0.05)	($0.08)

Weighted-average number of common
shares outstanding - basic and diluted	20,412,859	17,867,116	19,764,557	17,723,187

See notes to consolidated financial statements.

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (expressed in U.S. dollars)
(Unaudited)

					Period from
	Three months ended		Nine months ended		November 19, 1996
	June 30,	June 30,	June 30,	June 30,	(inception) to
	2003	2002	2003	2002	June 30, 2003

Net Loss	$ (423,603)	$ (742,585)	$ (926,797)	$(1,495,930)	$ (12,910,838)

Other comprehensive income (loss):
Foreign Currency Translation	(159,215)	(34,913)	(286,247)	(29,032)	(256,085)

Comprehensive loss	$ (320,097)	$ (379,302)	$ (1,213,044)	$ (1,524,962)	$ (13,166,923)

See notes to consolidated financial statements.

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENT OF CASH FLOWS (expressed in U.S. dollars) (Unaudited)
			Period from
	Nine months ended		November 19, 1996
	June 30,	June 30,	(inception) to
	2003	2002	June 30, 2003
Cash flows from operating activities:
Net loss	$(926,797)	$(1,495,930)	$(12,910,838)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	32,038	80,817	502,567
Gain from sale of Astris options	(95,000)		(95,000)
Allowance for doubful accounts		53,000	143,000
Accrued interest on advances from unrelated third party	52,194		52,194
Noncash interest on advances settled with related party			28,604
Common stock issued to founders			146,801
Noncash compensatory charge on stock issued to an officer			3,018,815
Common stock issued for services			364,557
Noncash compensatory charge on stock options issued to an officer			275,950
Noncash compensatory charge for extension of the expiration date of options			282,875
Issuance of compensatory stock options	16,196	8,582	540,274
Issuance of compensatory stock warrants		138,801	2,185,992
Impairment of license and technology costs		253,480	253,480
Impairment of property and equipment			272,589
Impairment of investment	63,000		63,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	28,022	(53,152)	(143,000)
(Increase) decrease in refundable investment tax credits	(1,595)	58,659	(21,660)
(Increase) decrease in prepaid expenses and other current assets	(2,506)	39,609	(4,652)
Increase in accounts payable and accrued expenses	535,307	269,373	1,387,273
Net cash used in operating activities	(299,141)	(646,761)	(3,657,179)

Cash flows from investing activities:
Purchases of property and equipment		(53,758)	(202,915)
Acquisition of license and technology			(4,927)
Proceeds from sale of Astris options	95,000		95,000
Net cash used in investing activities	95,000	(53,758)	(112,842)

Cash flows from financing activities:
Proceeds from related parties' advances, net	261,107	256,103	1,242,476
Proceeds from unrelated third party advances	77,962		77,962
Proceeds from issuance of debentures			497,678
Proceeds (payment) from loan payable, net	1,244	10,928	313,291
Proceeds from issuance of common stock		73,532	2,150,329
Proceeds from issuance of common stock upon exercise of options and warrants			97,505
Repayment of debentures			(497,678)
Net cash provided by (used in) financing activities	340,313	340,563	3,881,563

Effect of exchange rate changes on cash	(139,158)	(29,032)	(108,996)

Net increase (decrease) in cash	(2,986)	(388,988)	2,546
Cash and cash equivalents at beginning of period	5,532	489,074
Cash at end of period	$2,546	$100,086	$2,546

See notes to consolidated financial statements.

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENT OF CASH FLOWS (expressed in U.S. dollars) (Unaudited)
			Period from
	Nine months ended		November 19, 1996
	June 30,	June 30,	(inception) to
	2003	2002	June 30, 2003

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$12,246	$10,798	$200,726

Supplemental schedule of noncash investing and financing activities:

Issuance of common stock for payment of laboratory equipment			$450,000

Issuance of common stock in satisfaction of debt related to acquisition of
license and technology			$450,000

Issuance of common stock for payment of advances owed to an officer			$275,950

Issuance of stock warrants to debenture holders in connection with extension of maturity dates			$1,308,336

Issuance of common stock to agent for extension of maturity dates			$75,170

Issuance of stock warrants for related party advances			$29,663

Issuance of common stock in exchange for preferred stock
of unrelated third party	$210,000		$210,000

Issuance of common stock in settlement of outstanding amounts owed to
unrelated third parties	$89,641		$89,641

See notes to consolidated financial statements.

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

1.

Basis of Presentation:

The financial statements at June 30, 2003 and for the three month and nine month periods ended June 30, 2003 and 2002, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented therein not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2002.

These financial statements have not been reviewed by the Company’s auditors, Goldstein Golub Kessler LLP, of New York, since the Company is unable to fund the cost of such review.

The results of operations for the three month and nine month periods ended June 30, 2003 is not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2003.

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

The Company is in the development stage and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of $926,797 and $1,495,930 for the nine month periods ended June 30, 2003 and 2002, and $12,910,838 since its inception in 1996. The Company has had limited revenue during those periods. There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its product development and marketing efforts and/or other unforeseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company is seeking other funds through additional debt or equity financing and potential collaborative arrangements. Such additional funds may not be available on terms acceptable to the Company. As indicated above, the Company was unable to fund the review of these financial statements by Goldstein Golub Kessler LLP, the Company’s auditors. These factors indicate that the Company may not be able to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

2.

Investments

The Company had options to purchase 1,000,000 shares of Astris Energi Inc. (“Astris”) at an exercise price of $0.30 per share at December 31, 2002. The options expire in October 2003. The Company recorded the options at the lower of cost or net realizable value. These options had no cost to the Company. Astris’ management believed these options were issued as part of its licensing agreement with the Company for the use of Astris’ technology in connection with the Company’s alkaline fuel cell research and development. The Company did not make the required royalty payments, since it suspended its alkaline fuel cell technology program to refocus its efforts on more viable aspects of battery technology and as a result the licensing agreement was canceled on September 5, 2002. The management of Astris believed these options were cancelled. The Company’s management believed that the options remained valid. On February 12, 2003, the Company sold these options to an unrelated third party for proceeds amounting to $95,000.

During the quarter ended December 31, 2002, the Company received 1,000,000 shares of Pure Energy Inc.’s (“PEI”) preferred stock in exchange for 1,000,000 shares of the Company’s common stock. The Company recorded the PEI stock at $210,000, which represented the fair market value of the Company’s 1,000,000 shares of common stock at the date of exchange ($0.21 per share). During the quarter ended March 31, 2003, in light of the pending status of the proposed transaction with PEI, the Company’s management determined its investment in PEI has been impaired. The Company recorded a charge to operations amounting to $63,000. At June 30, 2003 the Company’s investment in PEI amounted to $147,000.

3.

Loan Payable

In connection with a factoring agreement previously guaranteed by the Company and its president and chief executive officer (see Note 7), on November 22, 2002, Pure Energy Battery Inc. (“PEBI”), a subsidiary of PEI, advanced approximately $78,000 (Cdn $123,000) of the total amounts received from the commercial factor (see Note 7) to the Company repayable on the earlier of January 31, 2003 or the completion of an additional equity financing, neither of which has occurred. PEBI later agreed to extend the due date beyond January 31, 2003 to an undetermined date in the future, while it considers EVI’s financing plans. Such advances are evidenced by a promissory note issued by the Company and bear interest at prime plus 3%. The Company has agreed to pay all factoring fees and interest to a maximum of Cdn $75,000 (US $47,000), incurred by PEBI on its borrowings against its factored receivables. The Company has recorded charges to operations and included these amounts in loan payable at June 30, 2003.

4.

Due To Related Parties:

Advances amounting to approximately $995,000 (including accrued interest) at June 30, 2003, from the Company’s president and chief executive officer, a company controlled by this individual and the spouse of this individual are reflected in current liabilities in the accompanying consolidated balance sheet.

5.

Stock Options:

On June 11, 2003 the Company agreed to issue options to purchase 30,000 shares of common stock at an exercise price of Cdn $0.20 per common share (U.S. approximately $0.148) to two consultants to the Company. The Company did not record a charge to operations for such options since these options were issued at an exercise price at or below the fair value of the Company’s common stock at the grant date.

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

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

On April 9, 2003, the Company issued 300,000 shares of common stock to a consultant who had previously been an employee for consulting services pursuant to an S8 filing. The Company valued these shares at $0.10 per common share and $30,000 value was charged to operations principally during the current year.

On June 11, 2003, the Company issued a total of 100,575 shares of common stock to a consultant for public relations services relating primarily to the Company’s proposed acquisition of an interest in Pure Energy Inc. and rendered during the months of March and April 2003. The Company valued these shares at approximately $0.09 (Cdn $0.124) per common share approximating $9,000 (Cdn $12,500) and such value was charged to operations during the current year.

Additionally, on June 11, 2003, the Company issued a total of 232,177 shares of common stock to a consultant for legal and merger and acquisition services rendered during the months of April and May 2003 and also relating to the Company’s proposed acquisition of an interest in Pure Energy Inc.. The Company valued these shares at approximately $0.105 (Cdn $0.144) per common share approximating $24,600 (Cdn $33,300) and such value was charged to operations during the current year.

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

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

On June 11, 2003, the Company announced that it had accepted a Letter of Commitment from Brethren Venture Corporation (“Brethren”) of Mississauga, Ontario, to provide a Cdn $2,000,000 loan to permit the acquisition of shares in PEI and provide working capital to both PEI and the Company. At the date of this filing, however, Brethren has failed to provide the Cdn. $2,000,000 loan, has not participated in the preparation of the documents necessary to complete the transaction, and has not responded to repeated EVI enquiries as to the status of the financing, including one final request to confirm by 4:00 p.m. August 25, 2003 that Cdn. $2,000,000 has been deposited in trust with legal counsel pending completion of the transaction within 10 business days.

EVI is still intent upon trying to complete the PEI acquisition transaction but completion is contingent upon EVI’s successfully raising the necessary funds. EVI’s management will actively seek new funding to replace the Brethren financing.

If such transactions are completed, the Company will, in the future, own approximately 48.1% of PEI and together with the common shares of PEI already controlled by the Company’s president and chief executive officer, will effectively control 51% of PEI.

The ability of the Company to complete the transaction involves a number of risks and uncertainties and there is no assurance that the transaction will be completed.

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

8.

Stock-Based Compensation

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

The data which follows was contained within the Company’s 10QSB filing in respect of the quarter ended March 31, 2003, and since the Company is unable to fund auditor review of this filing, the data has not been updated.

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

Pro forma net loss

$(199,444)

$(454,406)

Loss per common share – basic and diluted

As reported

   $(0.01)

    $(0.02)

Pro forma

   $(0.01)

    $(0.03)

9.

Contingent Liability and Commitment:

As of November 4, 2002, the Company and its president and chief executive officer guaranteed a factoring agreement being entered into between an unrelated third party and PEBI, a subsidiary of PEI, for PEBI to sell certain trade accounts receivable to a commercial factor with recourse. PEBI may borrow up to a maximum of Cdn $1,000,000 against factored receivables. At June 30, 2003, the amount borrowed by PEBI was nil, and the guarantee of the Company and its president and chief executive officer has by agreement with the unrelated third party been extinguished.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

June 30, 2003

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

This report is for the nine month period ended June 30, 2003.  The reader is directed to the Company’s Annual Report on Form 10-KSB filing for more information about the Company. Accordingly, this section will primarily discuss the Company's position as of the filing date hereof.

Overview

Energy Visions Inc. (hereafter, the Company or EVI) was formed in 1996, to research, develop and commercialize rechargeable battery technologies. The Company has several electro chemical technologies and is currently working on the development and commercialization of the Direct Methanol Fuel Cell (DMFC) and the Nickel Zinc (NiZn) technology.

Costs relating to the DMFC project have been, until September 30, 2002, in large part supported by Alberta Research Council Inc. (ARC).  The Company expects to spend significant sums upon expanding its battery testing capability. While there can be no assurance that our business plan for the next year will be successful, the targeted financings planned for the Company, if successful, are expected to support the Company's activities until significant income streams of royalties and license fees develop.

Comparative Disclosure

During the quarter ended June 30, 2003, the Company was still a development stage company and has yet to achieve significant revenues. There were no revenues for the three month and nine month periods ended June 30, 2003.  In the prior year, there were revenues of $0 and $50,000 respectively, entirely earned from research and development services performed for and licensing fees from Ilion Technology Corporation ("Ilion"). In September 2002, negotiations were concluded with Ilion to terminate the Ilion License Agreement.  We do not expect other revenue sources until the Company successfully completes the commercialization of its rechargeable battery technologies which the Company currently expects to achieve in calendar 2004.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

June 30, 2003

The Company's expenses in the quarters ended June 30, 2003 and 2002 totaled approximately $424,000 and $743,000, respectively, resulting in a decrease of 43%. A major factor in such decrease was the Company incurring in the current year lower expenditures on research and development activities which decreased approximately 38% from approximately $186,000 in 2002 to approximately $116,000 in 2003. The nine month’s values declined approximately 55% from approximately $592,000 in 2002 to approximately $268,000 in 2003. Such reductions reflect a reduced level of research and development activity but are in part due to the Company incurring in the same period of the prior year noncash compensatory charges of approximately $139,000 for the provision of research and development services from ARC. The reduction also includes the receipt in the current nine months period of approximately $60,000 in grants from the Industrial Research Assistance Program (“IRAP”), a division of the National Research Council Canada in respect of the research and development activities conducted in Calgary, Alberta. Also, in the current year, the Company recorded proceeds of $95,000 from the sale of Astris Energy Inc. options to an unrelated third party. There is no prior year equivalent for such item.

General and administrative expenses decreased to approximately $70,000 for the three month period ended June 30, 2003 from approximately $310,000 for the comparable period in the prior year, a decrease of approximately 77%. Such decreases are primarily the result of the charge in the prior period of approximately $254,000 for the impairment of license and technology costs where the Company determined there was no certainty of those assets contributing to its future cash flow. In the nine month periods, general and administrative expenses decreased by approximately 45% from approximately $453,000 in 2002 to approximately $251,000 in 2003. Such decreases are primarily the result of the impairment charge of $254,000 just referred to. The current year’s expenses also include an impairment charge of $63,000 in respect of the Company’s investment in 1,000,000 shares of PEI’s preferred stock. The prior year expenses also included a bad debt provision of approximately $51,000 for which there is no equivalent item in 2003.

Interest and financing costs in the nine months ended June 30, 2003 (approximately $111,000) increased by approximately $94,000 from approximately $17,000 for the same period of 2002. In November 2002, the Company borrowed approximately $78,000 from Pure Energy Battery Inc. (“PEBI”), a subsidiary of Pure Energy Inc., pertaining to PEBI’s factoring of PEBI receivables to provide needed working capital. In connection with this borrowing, the Company paid approximately $7,000 in fees and agreed to assume approximately $51,000 in interest and other factoring costs related to such factoring agreement; no such agreement was in place in the prior year. Also in the current quarter, the Company incurred a fee of approximately $15,000 in respect of the proposed Cdn. $2,000,000 debt financing by Brethren Venture Corporation.

Depreciation and amortization charges decreased re the three month period from approximately $19,000 in 2002 to approximately $11,000 in 2003. And similarly, such charges re the nine month period to June 30, 2003 declined from approximately $81,000 in 2002 to approximately $32,000 in 2003. Such decreases are a direct result of the impairment charges taken by the Company in fiscal year 2002.

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

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

June 30, 2003

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

The Company maintains an allowance for doubtful accounts for losses that management estimates will arise from its customers inability to make required payments or disputes that arose over terms to be met in agreements with customers.  We make our estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends.  At June 30, 2003, the allowance for doubtful accounts was $143,000.

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

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

June 30, 2003

Liquidity

At June 30, 2003, the Company had approximately $2,500 cash on hand and a working capital deficiency of approximately $2,311,000. Such working capital deficiency includes approximately $995,000 owed to the Company's President and Chief Executive Officer, to a company controlled by this individual and the spouse of the Company’s President and Chief Executive Officer.

The Company currently estimates it will have approximately $70,000 in monthly expenses and no revenues. The cash on hand plus anticipated cash receipts are insufficient to service the Company's cash needs.  Accordingly, the Company has insufficient cash to continue its operations and will be dependent upon its creditors until new financing arrangements are completed.

The Company is in need of new capital to support its growth and technology, research and development costs, to fund expanded capital facilities and to complete its proposed acquisition of an effective 51% interest in Pure Energy Inc. The Company was attempting to raise approximately Cdn $2,000,000 in debt capital and due diligence was near completion in connection with such financing. At the date of this filing, however, Brethren Venture Corporation (“Brethren”), the corporation that executed a Letter of Commitment in June 2003 respecting such financing has failed to provide the Cdn. $2,000,000 loan, has not participated in the preparation of the documents necessary to complete the transaction, and has not responded to repeated EVI enquiries as to the status of the financing, including one final request to confirm by 4:00 p.m. August 25, 2003 that Cdn. $2,000,000 has been deposited in trust with legal counsel pending completion of the transaction within 10 business days.

EVI is still intent upon trying to complete the PEI acquisition transaction but completion is contingent upon EVI’s successfully raising the necessary funds. EVI’s management will actively seek new funding to replace the Brethren financing. There can be no assurance that this or any other financings will be successful and if it is not successful, additional debt or equity financing will be urgently required without which the Company's will have to cease all operations.

Item 3. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003 (the "Evaluation"). Based on this Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rule and forms.  There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

June 30, 2003

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

Item 2. Changes in Securities.

During the three month period ended June 30, 2003, the Company issued a total of 632,752 shares of common stock as follows.

On April 9, 2003, the Company issued 300,000 shares of common stock to a consultant who had previously been an employee for consulting services, pursuant to an S8 filing. The Company valued these shares at $0.10 per common share and $30,000 value was charged to operations principally during the current year.

On June 11, 2003, the Company issued a total of 100,575 shares of common stock to a consultant for public relations services relating primarily to the Company’s proposed acquisition of an interest in Pure Energy Inc. and rendered during the months of March and April 2003. The Company valued these shares at approximately $0.09 (Cdn $0.124) per common share approximating $9,000 (Cdn $12,500) and such value was charged to operations during the current year.

On June 11, 2003, the Company issued a total of 232,177 shares of common stock to a consultant for legal and merger and acquisition services rendered during the months of April and May 2003 and also relating to the Company’s proposed acquisition of an interest in Pure Energy Inc. The Company valued these shares at approximately $0.105 (Cdn $0.144) per common share approximating $24,600 (Cdn $33,300) and such value was charged to operations during the current year.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders.

On July 15, 2003, the shareholders of the Company approved the cancellation of certain stock options and the issue of new options to certain directors and officers of the Company, as set out in the Management Information Circular of the Company dated June 11, 2003.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

June 30, 2003

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a) - Hartford

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a) - Searle

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 - Hartford

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 - Searle

(b) Reports on Form 8K. – The company filed no reports on Form 8K during the period covered by this report.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

June 30, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY VISIONS INC.

/s/Peter F. Searle

_______________________________________

By: Peter F. Searle

Vice President Finance and Chief Financial Officer

Dated: 27th day of August, 2003

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a) - Hartford

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a) - Searle

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 - Hartford

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 - Searle