Form 10QSB/A
period 2003-06-30
ENERGY VISIONS INC
filed 2003-09-22
CIK 1048407

OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response    32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB/A

June 30, 2003

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB/A

June 30, 2003

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED BALANCE SHEET (expressed in U.S. dollars)

	(Unaudited)
	June 30	September 30,
	2003	2002

ASSETS

Current Assets:
Cash	$ 2,546	$ 5,532
Accounts receivable, net of allowance of doubtful accounts of $143,000	-	28,022

Refundable investment tax credits	23,476	20,065
Prepaid expenses and other current assets	4,652	2,146
Total current assets	30,674	55,765

Property and Equipment, net of accumulated depreciation of $115,381 and $83,343	79,206	111,244

Total Assets	$ 109,880	$ 167,009

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$ 1,327,632	$ 851,966
Loan payable	165,650
Due to related parties	995,130	734,023
Total current liabilities	2,488,412	1,585,989

Loan Payable	365,098	312,047
Total liabilities	2,853,510	1,898,036

Commitments and Contingencies

Stockholders' Equity (Deficiency):
Preferred stock - $.0001 par value; authorized 5,000,000 shares, none issued
Common stock - $.0001 par value; authorized 50,000,000 shares,
issued and outstanding 20,698,852 and 17,867,116 shares	2,070	1,787
Additional paid-in capital	10,572,633	10,221,065
Accumulated other comprehensive income (loss)	(256,085)	30,162
Deficit accumulated during the development stage	(13,062,248)	(11,984,041)
Stockholders' deficiency	(2,743,630)	(1,731,027)
Total Liabilities and Stockholders' (Deficiency)	$ 109,880	$ 167,009

See notes to consolidated financial statements.

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENT OF OPERATIONS (expressed in U.S. dollars)
(Unaudited)

	Three months ended		Nine months ended		Period from
					November 19, 1996
	June 30,	June 30,	June 30,	June 30,	(inception) to
	2003	2002	2003	2002	June 30, 2003

Revenue	$ -	$ -	$ -	$ 50,000	$ 603,495

Expenses:
Research and development costs	115,638	185,560	267,984	592,351	2,808,188
Professional fees	193,319	221,358	360,416	402,661	2,363,365
General and administrative	221,804	309,997	401,916	453,400	5,654,964
Interest and financing costs	33,206	7,008	110,853	16,701	2,431,659
Depreciation and amortization	11,046	18,662	32,038	80,817	502,567
Total expenses	575,013	742,585	1,173,207	1,545,930	13,760,743

Other - proceeds from sale of Astris options	-	-	95,000	-	95,000

Net loss	$ (575,013)	$ (742,585)	$(1,078,207)	$(1,495,930)	$(13,062,248)

Loss per common share - basic and diluted	($0.03)	($0.04)	($0.05)	($0.08)

Weighted-average number of common
shares outstanding - basic and diluted	20,409,202	17,867,116	19,755,283	17,723,187

See notes to consolidated financial statements.

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (expressed in U.S. dollars)
(Unaudited)

					Period from
	Three months ended		Nine months ended		November 19, 1996
	June 30,	June 30,	June 30,	June 30,	(inception) to
	2003	2002	2003	2002	June 30, 2003

Net Loss	$ (575,013)	$ (742,585)	$ (1,078,207)	$(1,495,930)	$ (13,062,248)

Other comprehensive income (loss):
Foreign Currency Translation	(159,215)	(34,813)	(286,247)	(29,032)	(256,085)

Comprehensive loss	$ (734,228)	$ (777,398)	$ (1,364,454)	$ (1,524,962)	$ (13,318,333)

See notes to consolidated financial statements.

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENT OF CASH FLOWS (expressed in U.S. dollars) (Unaudited)
			Period from
	Nine months ended		November 19, 1996
	June 30,	June 30,	(inception) to
	2003	2002	June 30, 2003
Cash flows from operating activities:
Net loss	$(1,078,207)	$(1,495,930)	$(13,062,248)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	32,038	80,817	502,567
Gain from sale of Astris options	(95,000)		(95,000)
Allowance for doubtful accounts		53,000	143,000
Accrued interest on advances from unrelated third party	47,469		47,469
Noncash interest on advances settled with related party			28,604
Common stock issued to founders			146,801
Noncash compensatory charge on stock issued to an officer			3,018,815
Common stock issued for services	30,035		394,592
Noncash compensatory charge on stock options issued to an officer			275,950
Noncash compensatory charge for extension of the expiration date of options			282,875
Issuance of compensatory stock options	20,053	8,582	544,131
Issuance of compensatory stock warrants		138,801	2,185,992
Impairment of license and technology costs		253,480	253,480
Impairment of property and equipment			272,589
Impairment of investment	210,000		210,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	28,022	(53,152)	(143,000)
(Increase) decrease in refundable investment tax credits	(1,595)	58,659	(21,660)
(Increase) decrease in prepaid expenses and other current assets	(2,506)	39,609	(4,652)
Increase in accounts payable and accrued expenses	567,429	269,373	1,419,395
Net cash used in operating activities	(242,262)	(646,761)	(3,600,300)

Cash flows from investing activities:
Purchases of property and equipment		(53,758)	(202,915)
Acquisition of license and technology			(4,927)
Proceeds from sale of Astris options	95,000		95,000
Net cash used in investing activities	95,000	(53,758)	(112,842)

Cash flows from financing activities:
Proceeds from related parties' advances, net	261,107	256,103	1,242,476
Proceeds from unrelated third party advances	77,962		77,962
Proceeds from issuance of debentures			497,678
Proceeds (payment) from loan payable, net	1,244	10,928	313,291
Proceeds from issuance of common stock		73,532	2,150,329
Proceeds from issuance of common stock upon exercise of options and warrants			97,505
Repayment of debentures			(497,678)
Net cash provided by (used in) financing activities	340,313	340,563	3,881,563

Effect of exchange rate changes on cash	(196,037)	(29,032)	(165,875)

Net increase (decrease) in cash	(2,986)	(388,988)	2,546
Cash and cash equivalents at beginning of period	5,532	489,074
Cash at end of period	$2,546	$100,086	$2,546

See notes to consolidated financial statements.

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENT OF CASH FLOWS (expressed in U.S. dollars) (Unaudited)
			Period from
	Nine months ended		November 19, 1996
	June 30,	June 30,	(inception) to
	2003	2002	June 30, 2003

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$24,823	$10,798	$208,578

Supplemental schedule of noncash investing and financing activities:

Issuance of common stock for payment of laboratory equipment			$450,000

Issuance of common stock in satisfaction of debt related to acquisition of
license and technology			$450,000

Issuance of common stock for payment of advances owed to an officer			$275,950

Issuance of stock warrants to debenture holders in connection with extension of maturity dates			$1,308,336

Issuance of common stock to agent for extension of maturity dates			$75,170

Issuance of stock warrants for related party advances			$29,663

Issuance of common stock in exchange for preferred stock
of unrelated third party	$210,000		$210,000

Issuance of common stock in settlement of outstanding amounts owed to
unrelated third parties	$91,763		$91,763

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

The Company is in the development stage and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of $1,078,207 and $1,495,930 for the nine month periods ended June 30, 2003 and 2002, and $13,062,248 since its inception in 1996. The Company has had limited revenue during those periods. There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its product development and marketing efforts and/or other unforeseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company is seeking other funds through additional debt or equity financing and potential collaborative arrangements. Such additional funds may not be available on terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

During the quarter ended December 31, 2002, the Company received 1,000,000 shares of Pure Energy Inc.’s (“PEI”) preferred stock in exchange for 1,000,000 shares of the Company’s common stock. The Company recorded the PEI stock at $210,000, which represented the fair market value of the Company’s 1,000,000 shares of common stock at the date of exchange ($0.21 per share). During the quarters ended March 31, 2003 and June 30, 2003, in light of the pending status of the proposed transaction with PEI and its significant accumulated deficit, the Company’s management determined its investment in PEI has been impaired. The Company recorded a charge to operations amounting to $63,000 and $147,000 for the quarters ended March 31, 2003 and June 30, 2003. At June 30, 2003 the entire value of the Company’s investment in PEI was written off.

3.

Loan Payable

In connection with a factoring agreement previously guaranteed by the Company and its president and chief executive officer (see Note 9), on November 22, 2002, Pure Energy Battery Inc. (“PEBI”), a subsidiary of PEI, advanced approximately $78,000 (Cdn $123,000) of the total amounts received from the commercial factor (see Note 9) to the Company repayable on the earlier of January 31, 2003 or the completion of an additional equity financing, neither of which has occurred. PEBI later agreed to extend the due date beyond January 31, 2003 to an undetermined date in the future, while it considers EVI’s financing plans. Such advances are evidenced by a promissory note issued by the Company and bear interest at prime plus 3%. The Company has agreed to pay all factoring fees and interest to a maximum of Cdn $75,000 (US $47,000), incurred by PEBI on its borrowings against its factored receivables. The Company has recorded charges to operations and included these amounts in loan payable at June 30, 2003.

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

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

5.

Stock Options:

On March 27, 2003, the Company’s board of directors approved the cancellation of 1,019,267 stock options originally issued under the 1997 stock option plan.  Additionally, the Company’s board of directors approved the issuance of replacement options under the 2001 stock option plan to purchase 1,500,000 shares of common stock at an exercise price of $0.14 (Cdn $0.20) per share.  The Company recorded a charge to operations for approximately $16,000, representing the fair value of options to purchase 145,000 shares of common stock which were granted to nonemployees.  The Company did not record a charge to operations for the remaining options issued to officers, directors and employees to purchase 1,355,000 shares of common stock, since these options were issued at an exercise price exceeding the fair market value of the Company’s common stock at the grant date.  These replacement options issued to officers, directors and employees will be accounted for as a variable plan.  On July 15, 2003, the Company’s shareholders approved the cancellation of these stock options and issuance of new stock options for the officers and directors.

On June 11, 2003 the Company agreed to issue options to purchase 30,000 shares of common stock at an exercise price of $0.15 (Cdn $0.20) per common share to two consultants for asset appraisal and other administrative services rendered to the Company. The Company recorded a charge to operations for such options amounting to approximately $4,000.

6.

Stock Issuances:

On November 13, 2002, the Company issued 938,984 shares of common stock to the Alberta Research Council Inc. (“ARC”) for resources and services provided from the inception of its agreement with ARC through the period ended June 30, 2002 at $0.80 per common share (Cdn $1.2637 per common share) for no additional consideration.

Additionally, on November 13, 2002, the Company issued 50,000 shares of common stock to a consultant for investment advisory services rendered during fiscal year 2002. The Company valued these shares at $0.22 (Cdn $0.35) per common share approximating $11,000 (Cdn $17,500) and was charged to operations during fiscal year 2002.

On February 13, 2003, the Company issued 210,000 shares of common stock to National Research Council Canada (“NRC”) as part of the Company’s settlement agreement and outstanding amounts owed to NRC at $0.24 per common share (Cdn $0.37 per common share) for no additional consideration.

On April 9, 2003, the Company issued 300,000 shares of common stock to a consultant who had previously been an employee for consulting services rendered pursuant to an S8 filing. The Company valued these shares at $0.10 per common share or $30,000.

On June 11, 2003, the Company issued a total of 100,575 shares of common stock to a consultant for public relations services relating primarily to the Company’s proposed acquisition of an interest in Pure Energy Inc. and rendered during the months of March and April 2003. The Company valued these shares at approximately $0.09 (Cdn $0.124) per common share approximating $9,000 (Cdn $12,500) and was charged to operations during the current quarter.

Additionally, on June 11, 2003, the Company issued a total of 232,177 shares of common stock to a consultant for legal and merger and acquisition services rendered during the months of April and May 2003 and also relating to the Company’s proposed acquisition of an interest in Pure Energy Inc.. The Company valued these shares at approximately $0.09 (Cdn $0.144) per common share approximating $21,000 (Cdn $33,300) and charged to operations during the current quarter.

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

     Three Months Ended

  June 30,

      2003

     2002

Net loss, as reported

$(575,013)        $(742,585)

Deduct:  Total stock-based

  compensation expense determined

  under fair value based method for all awards

    (57,269)

   (72,185)

Pro forma net loss

$(632,282)

$(814,770)

Loss per common share – basic and diluted

As reported

   $(0.03)

    $(0.04)

Pro forma

   $(0.03)

    $(0.05)

9.

Contingent Liability and Commitment:

As of November 4, 2002, the Company and its president and chief executive officer guaranteed a factoring agreement being entered into between an unrelated third party and PEBI, a subsidiary of PEI, for PEBI to sell certain trade accounts receivable to a commercial factor with recourse. PEBI may borrow up to a maximum of Cdn $1,000,000 against factored receivables. At June 30, 2003, there were no outstanding borrowings by PEBI, and the guarantee of the Company and its president and chief executive officer has by agreement with the unrelated third party been extinguished.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB/A

June 30, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 1.

Certain statements made in this Quarterly Report on Form 10-QSB/A are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, general economic conditions, our ability to complete development and then market our products, competitive factors and other risk factors as stated in other of our public filings with the Securities and Exchange Commission.

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

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB/A

June 30, 2003

The Company's expenses in the quarters ended June 30, 2003 and 2002 totaled approximately $575,000 and $743,000, respectively, resulting in a decrease of 23%. A major factor in such decrease was the Company incurring in the current year lower expenditures on research and development activities which decreased approximately 38% from approximately $186,000 in 2002 to approximately $116,000 in 2003. The nine month’s values declined approximately 55% from approximately $592,000 in 2002 to approximately $268,000 in 2003. Such reductions reflect a reduced level of research and development activity but are in part due to the Company incurring in the same period of the prior year noncash compensatory charges of approximately $139,000 for the provision of research and development services from ARC. The reduction also includes the receipt in the current nine months period of approximately $60,000 in grants from the Industrial Research Assistance Program (“IRAP”), a division of the National Research Council Canada in respect of the research and development activities conducted in Calgary, Alberta.

During the nine month period ended June 30, 2003, the Company received proceeds of $95,000 from the sale of Astris Energy Inc. options to an unrelated third party; no such transaction occurred in the prior year’s comparable period.

General and administrative expenses decreased to approximately $222,000 for the three month period ended June 30, 2003 from approximately $310,000 for the comparable period in the prior year, a decrease of approximately 28%. Such decreases are primarily the result of the charge in the prior period of approximately $254,000 for the impairment of license and technology costs where the Company determined there was no certainty of those assets contributing to its future cash flow, offset by the impairment charges taken against its investment in PEI which amounted to approximately $147,000 in the current three month period.  In the nine month periods, general and administrative expenses decreased by approximately 12% from approximately $453,000 in 2002 to approximately $402,000 in 2003. Such decreases are primarily the result of the impairment charge of $254,000 in the prior year’s period offset by an impairment charge of $210,000 in connection with the Company’s investment in 1,000,000 shares of PEI’s preferred stock in the current year’s period. The prior year expenses also included a bad debt provision of approximately $51,000 for which there is no equivalent charge in 2003.

Interest and financing costs in the nine months ended June 30, 2003 (approximately $111,000) increased by approximately $94,000 from approximately $17,000 for the same period of 2002. In November 2002, the Company borrowed approximately $78,000 from Pure Energy Battery Inc. (“PEBI”), a subsidiary of Pure Energy Inc., pertaining to PEBI’s factoring of PEBI receivables to provide needed working capital. In connection with this borrowing, the Company paid approximately $6,000 in fees and agreed to assume approximately $47,000 in interest and other factoring costs related to such factoring agreement; no such agreement was in place in the prior year. Also in the current quarter, the Company incurred a fee of approximately $15,000 in connection with the proposed Cdn. $2,000,000 debt financing by Brethren Venture Corporation.

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

FORM 10-QSB/A

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

Accounting for Income Taxes

The Company records a valuation allowance to its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made. A 100% valuation allowance in the amount of $1,825,000 has been recorded against our deferred tax asset at June 30, 2003. The valuation allowance consists principally of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the utilization of such deductions is not reasonably assured since the Company has not yet reached profitability.

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

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB/A

June 30, 2003

Liquidity

At June 30, 2003, the Company had approximately $2,500 cash on hand and a working capital deficiency of approximately $2,458,000. Such working capital deficiency includes approximately $995,000 owed to the Company's President and Chief Executive Officer, to a company controlled by this individual and the spouse of the Company’s President and Chief Executive Officer.

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

FORM 10-QSB/A

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

On April 9, 2003, the Company issued 300,000 shares of common stock to a consultant who had previously been an employee for consulting services rendered during the quarter ended March 31, 2003 pursuant to an S8 filing. The Company valued these shares at $0.10 per common share approximating $30,000 and was charged to operations during the current year.

On June 11, 2003, the Company issued a total of 100,575 shares of common stock to a consultant for public relations services relating primarily to the Company’s proposed acquisition of an interest in Pure Energy Inc. and rendered during the months of March and April 2003. The Company valued these shares at approximately $0.09 (Cdn $0.124) per common share approximating $9,000 (Cdn $12,500) and such value was charged to operations during the current quarter.

On June 11, 2003, the Company issued a total of 232,177 shares of common stock to a consultant for legal and merger and acquisition services rendered during the months of April and May 2003 and also relating to the Company’s proposed acquisition of an interest in Pure Energy Inc. The Company valued these shares at approximately $0.09 (Cdn $0.124) per common share approximating $21,000 (Cdn $33,300) and such value was charged to operations during the current quarter.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders.

On July 15, 2003, the shareholders of the Company approved the cancellation of certain stock options and the issuance of new options to certain directors and officers of the Company and nonemployees, as set out in the Management Information Circular of the Company dated June 11, 2003.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB/A

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

FORM 10-QSB/A

June 30, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY VISIONS INC.

/s/Peter F. Searle

_______________________________________

By: Peter F. Searle

Vice President Finance and Chief Financial Officer

Dated: 22nd day of September, 2003

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