Form 10KSB
period 2003-09-30
ENERGY VISIONS INC
filed 2004-02-09
CIK 1048407

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2006
Estimated average burden hours per response: 1646

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended September 30, 2003

Commission File Number 0-30285

          ENERGY VISIONS INC.

(Name of small business issuer as Specified in its Charter)

Issuer’s telephone number: (905) 764-9457 ext 237

                Delaware

____________________________

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization)

30 Pollard Street, Richmond Hill, Ontario, L4B 1C3, Canada

(Address of Principal Executive Offices)               (Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No[]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-8 is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2003: $2,207,494

The number of shares outstanding of Issuer's Common Stock as of December 31, 2003: 27,698,852

Transitional Small Business Disclosure Format: Yes [ ] No [X]

State issuer’s revenues for the most recent fiscal year: $0

SEC 2337 (12/03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

PART I

ITEM 1. BUSINESS

Important background information

Before carefully reading the substantive parts of this section, there is some background information about us that you should know. We feel this information will help you understand us a little better and will make the following sections more meaningful.

The Company was incorporated on June 24, 1996, under the laws of the State of Delaware under the name O.P.D. Acquisitions, Inc. Pursuant to a share exchange agreement dated September 30, 1997 (the "EVI Canada Share Exchange Agreement"), the Company acquired all of the issued and outstanding shares in the capital of Energy Ventures Inc. (Canada) ("EVI Canada"), a company incorporated under the laws of the Province of Ontario, on November 19, 1996. On October 27, 1997, the Company filed articles of amendment to change its name to Energy Ventures Inc. On July 23, 2001, the Company filed articles of amendment to change its name to Energy Visions Inc.

The registered office of the Company is located at 2711 Centerville Road, Suite 400, Wilmington, Delaware, 19808. The principal business office of the Company is located at 30 Pollard Street, Richmond Hill, Ontario, L4B 1C3, Canada.

The following chart depicts the corporate structure of the Company together with the jurisdiction of incorporation of the Company's direct and indirect wholly-owned subsidiaries.

Energy Visions Inc. (Delaware)

100%

Energy Ventures Inc. (Canada) (Ontario)

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

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

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

The Company intends to manufacture critical components of DMFCs and become a major supplier to certain ultimate fuel cell product manufacturers. The Company anticipates that test quantities of its Nickel Zinc batteries will be available in the fourth quarter of calendar 2004 provided the Company has sufficient funds to advance its research and development activities.

On October 24, 2003, subsequent to September 30, 2003, and referred to in detail below under ‘Significant Acquisitions and Significant Dispositions’, the Company acquired a 49.6% shareholding in Pure Energy Inc. (“PEI”), which company, through Pure Energy Battery Inc., now named Pure Energy Visions Inc., owns and operates a  technologically advanced battery manufacturing facility located in Amherst, Nova Scotia (the "Amherst Facility") which has a capability of making more than 100,000,000 batteries annually.  At the date hereof , the Company owns 47,664,961 common shares representing approximately 49.6% of PEI which is administered by a 3 person Board of Directors of which the Company can currently nominate one director only.

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

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

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

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

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

Initially, the Company intends to focus on stationary and portable fuel cell markets with a longer term objective of moving towards automotive fuel cells. The Company intends to develop DMFC's in the size range of 250 watts for remote battery charging and other niche applications, and 2.5 kilowatts for stationary as well as small vehicle applications. Based on the Company's current research and development plans, Energy Visions believes that an initial demonstration unit of a hybrid power supply (a 10 Watt fuel cell coupled with a Nickel Zinc battery pack) will be completed in the third quarter of fiscal 2004 provided the Company has sufficient funds to advance its research and development activities. Full development is expected to take place over the next three years.

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

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

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

Alberta Research Council Inc. Joint Development Agreement.

The Company and the Alberta Research Council Inc. ("ARC") entered into a joint development agreement effective April 20, 2001, (the "ARC Agreement") to create commercial prototypes of fuel cells utilizing the Company's DMFC technology (the "Joint Development Project") during the period through March 31, 2004.

The Company utilizes ARC's premises in Calgary, Alberta (the "ARC Research Facility") to develop its DMFC technology, pursuant to the ARC Agreement. ARC agreed to invest up to $1,950,000 (Cdn $3,000,000) through the provision of premises, research and laboratory facilities, equipment, scientific personnel and other resources (collectively, the "ARC Resources").

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

On November 13, 2002, the Company issued 938,984 EVI common shares to ARC for ARC Resources that total approximately Cdn $1,187,000, for the period up to June 30, 2002. EVI expects to issue additional EVI common shares to ARC in February or March 2004, as contemplated under the ARC Agreement, in respect of ARC Resources that approximate Cdn $ 220 ,000 for the period from July 1, 2002 through December 31, 2003.

At the filing date hereof, it is clear that ARC Resources to the agreed total amount, as above indicated, will not be provided by March 31, 2004, the termination date of the ARC Agreement. The Company estimates that ARC Resources will only be provided by ARC to a total of approximately Cdn. $1,420,000 only. At the date hereof, ARC has proposed that the ARC Agreement be extended to July 31, 2004, under conditions currently under active negotiation.

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

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

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

On August 7, 2002, the Company announced that the first stage research under the Joint Development Project was being restructured as a result of and with a focus on the Company's recently modeled Hybrid Battery and Fuel System. Therefore, the Company would  be deferring the compensation scheduled to be paid to ARC for engineering services, pursuant to the ARC Agreement. The Company anticipated that said deferred funds will be applied towards the engineering of the re-designed Hybrid Battery and Fuel System following joint approval in early 2003, of a prototype involving same by the Company and ARC. However only modest ARC Resources have subsequently been provided. At the filing date hereof, it is clear that ARC Resources to the agreed total amount, as will not be provided by March 31, 2004, the termination date of the ARC Agreement. The Company estimates that ARC Resources will only be provided by ARC to a total of approximately Cdn. $1,420,000 only during the duration of the ARC Agreement. At the date hereof, ARC has proposed that the ARC Agreement be extended to July 31, 2004, under conditions currently under active negotiation.

The Company's research and development activities involve, however, a number of risks and uncertainties and there is no assurance that a viable commercial prototype Hybrid Battery and Fuel System can be made or whether ARC Resources will be provided.

Astris Inc. and Astris Energi Inc.

In 1998, the Company entered into a long-term agreement to lease fuel cell laboratory equipment from Astris Inc. ("Astris") and Astris Energi Inc. ("Astris Energi") (collectively, Astris and Astris Energi will be referred to herein as "Astris"), an alkaline fuel cell research and development corporation. The Company also entered into a 10 year licensing agreement with Astris (the "Astris Licensing Agreement") to use certain alkaline fuel cell technologies. The Company paid $17,000 upon execution of the Astris Licensing Agreement and was obligated to pay 2.5% during the first four years and 2% during the last six years of said agreement of all sales of products manufactured using the licensed technology. The maximum amount of royalties payable by the Company during the term of the Astris Licensing Agreement was $3,300,000. As of January 1, 2000, the Company was obligated to pay Astris an annual minimum royalty of approximately $7,000 per annum. However, the Company withheld paying Astris any royalty payments for the years 2000 and 2001, since the Company's alkaline fuel cell technology program was suspended to refocus on more viable aspects of battery technology. The Astris Licensing Agreement was cancelled on September 5, 2002.

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

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

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

As part of the Settlement Agreements, the Company agreed to issue EVI common shares to NRC having a value of Cdn. $77,000, subject to the approval of TSXV, and issued, accordingly, 210,000 EVI common shares to NRC on February 13, 2003.

In March 2000, the Company entered into an agreement with NRC to receive approximately $366,000 (Cdn. $495,000) refundable pre-commercialization funding contribution from the NRC's Industrial Research Assistance Program and from Industry Canada's Technology Partnerships Canada program (the "Pre-Commercialization Contribution Agreement"). Under the terms of such agreement, the funding contribution is repayable in quarterly installments commencing July 1, 2003 in an amount equal to 1.7% of all gross revenues to a maximum of $495,000 (Cdn. $742,500). Should the total amount repaid be less than $495,000 (Cdn. $742,500) at March 31, 2006, payments will continue to be made each quarter at the same rate until a maximum of $495,000 (Cdn. $742,500) is repaid. The funding contribution was fully advanced, the funds being directed to the battery commercialization program.

In August 2002, the Company entered into an agreement with NRC to receive an approximately $92,000 (Cdn. $125,000) funding contribution from the NRC's Industrial Research Assistance Program in respect of the Company's DMFC electrode and cell/stack development program. Such development program was completed in February 2003.

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

In August 2003, the Company entered into an agreement with NRC to receive an approximately $118,000 (Cdn. $159,000) funding contribution from the NRC's Industrial Research Assistance Program also in respect of the Company's DMFC electrode and cell/stack development program. Such development program commenced in November 2003 and is still in progress at the date hereof.

Significant Acquisitions and Significant Dispositions

Other than as described below, Energy Visions has not completed any material acquisitions or dispositions since its date of incorporation.

Pure Energy Acquisition

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

(b) Pure Energy Battery Inc.

PEBI, now named Pure Energy Visions Inc., is a wholly-owned subsidiary of PEI that operates a technologically advanced manufacturing facility located in Amherst, Nova Scotia (the "Amherst Facility") which has a capability of making more than 100,000,000 batteries annually. EVI's proprietary Nickel Zinc batteries can be manufactured using PEBI's equipment with necessary modifications. Presently, the Company believes the Amherst Plant has sufficient capacity to meet forecasted sales of both PEBI's existing products and EVI's Nickel Zinc batteries over the next few years.

(c) Amendments to Agreement.

The Agreement was amended by the parties on a number of occasions to amend and clarify certain aspects of the arrangements with PEI.

(d) November 11, 2002 Amendment.

On November 11, 2002, Energy Visions, PEI, PEBI and Rabih entered into an agreement whereby Energy Visions agreed to acquire control of 51% of the common shares of PEI on or before December 16, 2002 ("Effective Date"), subject to the approval of TSXV, principally by the purchase of 6,000,000 common shares of PEI from Rabih ("Rabih PEI Shares") for a consideration of Cdn. $845,328 ("Purchase Price"), and also by the conversion of its 1,000,000 PEI preferred shares into 7,097,857 common shares of PEI at approximately Cdn. $0.14 per PEI common share. Energy Visions has received TSXV approval respecting the purchase of the Rabih PEI Shares, conditional upon EVI having sufficient working capital for a 6 month period, thereby necessitating a financing by EVI prior to the completion of the transaction. The transaction was not completed at September 30, 2003 pending satisfaction with the foregoing requirements of the TSXV.

The Purchase Price would be satisfied by the issue at the Effective Date of a promissory note ("Promissory Note") in favour of Rabih. Such Promissory Note w ould be interest free through its maturity date of the earlier of January 31, 2003 and the date of an Energy Visions financing and w ould be secured by a pledge (the "Pledge Agreement") of the Rabih PEI Shares (the "Pledged Shares"). EVI as a result w ould own approximately 48.1% of PEI and together with the common shares of PEI already controlled by D. Wayne Hartford, EVI effectively w ould control 51% of PEI. The foregoing arrangements amended previously announced arrangements involving PEI.

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

In the event that EVI had default ed in the repayment of the Promissory Note, Rabih was to have the sole right to sell or dispose of the Pledged Shares (without any further claim against EVI if such proceeds of realization are less than the amounts owing under the Promissory Note) or otherwise retain the Pledged Shares in satisfaction of the Promissory Note, pursuant to the Pledge Agreement.

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

NSBI also agreed to sell to EVI an additional Cdn. $3,500,000 in PEBI debt (the "Additional PEBI Debt") for a total of 1,750,000 EVI common shares, based on the future market performance of EVI common shares on TSXV. In order to acquire the Additional PEBI Debt, certain share price milestones from Cdn. $1.00 to Cdn. $3.00 per EVI common share must be achieved by Energy Visions during the next five years. In the event that any of the milestones are not achieved, the portion of the Additional PEBI Debt which is not acquired by Energy Visions will remain outstanding and will be repaid by PE B I to NSBI with interest over the next five years.

The remaining Cdn. $2,000,000 payable by PEBI to NSBI will remain outstanding for three years and will thereafter be repaid with interest over five years.

(f) Energy Visions and PEI Seeking Financing Options.

Both Energy Visions and PEI were actively involved in due diligence involving financing options to provide Energy Visions with the necessary funds to pay the principal amount of the Promissory Note, to satisfy the TSXV financing requirements referred to above, to permit the NSBI restructuring to be effected, and to provide working capital for both companies and permit the purchase of equipment needed to allow PEBI's Amherst Plant to manufacture Energy Visions' proprietary Nickel Zinc batteries along with PEBI's batteries. The parties to the Agreement, as amended, elected to extend the time available for EVI to pay the cash portion of the Purchase Price if business conditions permit and the parties thereto (other than EVI) are satisfied with the progress EVI is making in its overall fund raising efforts.

The ability of Energy Visions to pay the principal amount of the Promissory Note and to complete the transactions contemplated on November 11, 2002 involved a number of risks and uncertainties and there was no assurance on September 30, 2003 that such transactions would later occur.

(g) Completion of PEI acquisition on October 24, 2003

On October 16, 2003, the Company announced that Rabih had agreed to advance to EVI Canada, Cdn. $1,000,000 to permit the PEI acquisition transaction to proceed, subject to the approval of TSXV.

On October 24, 2003, Rabih loaned Cdn. $1,000,000 to EVI Canada (“Loan”). The Loan bears interest at 10% per annum and is due on October 30, 2005. As consideration for making the Loan, Rabih were, with the consent of TSXV, issued warrants entitling Rabih to subscribe for 600,000 shares of EVI’s common stock at Cdn $0.25 per share until October 24, 2005. The Loan is secured by a general security interest on the assets of EVI and PEBI. The Cdn $1,000,000 loan proceeds were used to subscribe for 7,097,857 common shares of PEI. The PEI Preferred Shares acquired in November, 2002 were transferred to EVI Canada. EVI Canada also subscribed, on such date, for an additional 1,000,000 shares of PEI preferred stock in consideration for the issue to PEI of 3,000,000 shares of EVI’s common stock. The 2,000,000 preferred shares of PEI were converted into 14,195,673 common shares of PEI.

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

Also on October 24, 2003, the indebtedness of PEBI to NSBI was restructured in accordance with the terms established by an Order-in-Council of the Nova Scotia Government passed in June 2002 as well as a loan amending agreement (the “NSBI Loan Amendment”) dated October 9, 2003 between NSBI, PEBI and PEI. Pursuant to the NSBI Loan Amendment, Cdn. $5,500,000 of PEBI indebtedness to NSBI became interest-free for five years, will thereafter bear interest at 6.5% per annum and is to be repaid over a five year period (commencing at the end of the interest-free period). NSBI received 26,371,431 PEI common shares respecting the balance of the PEBI indebtedness to NSBI, (Cdn. $3,863,258). In accordance with the terms of a subscription agreement, NSBI subscribed for 4,000,000 shares of EVI’s common stock and the subscription price for those shares was satisfied by the transfer to EVI Canada of the 26,371,431 PEI common shares which had been received by NSBI.

As a result of all of such transactions, EVI Canada owns 47,664,961 common shares representing approximately 49.6% of PEI. Rabih, as a result of the above transactions owns 42,401,582 common shares of PEI representing approximately 44.0% of PEI. PEI owns 4,000,000 shares of EVI common stock.

The indebtedness of PEBI to NSBI has been secured in part by the guarantee of a subsidiary of Rabih. Such guarantee, limited to Cdn $3,000,000 is secured by a charge upon the assets of Rabih and such subsidiary and guarantees that NSBI will realize net proceeds of at least Cdn. $3,000,000 from the sale of its 4,000,000 shares of EVI’s common stock by October 16, 2005. Any liability under such guarantee is to be paid over a period of three years. EVI Canada has indemnified the Rabih subsidiary for any payments to be made to NSBI and has, as security, pledged to the Rabih subsidiary all of the PEI shares it owns. EVI Canada and Rabih have entered into a shareholders agreement relating to both PEI and PEBI. The shareholders agreement allocates two directors to Rabih and one to EVI Canada while the indemnification agreement in favor of the Rabih subsidiary remains in effect.

NSBI has agreed to exchange Cdn. $500,000 of the continuing PEBI indebtedness to NSBI (“Indebtedness”) into 500,000 shares of the Company’s common stock, provided the Company’s shares attain a share trading level of Cdn. $1.00 in the next five years. NSBI has also agreed to similarly exchange Cdn. $1,500,000 of Indebtedness into 750,000 shares of the Company’s common stock in the future, provided the Company’s shares attain a share trading level of Cdn. $2.00; and an additional Can. $1,500,000 of Indebtedness into 500,000 shares of the Company’s common stock in the future, provided the Company’s shares attain a share trading level of Cdn. $3.00, both in the next five years. This may result in the issue to NSBI of up to 1,750,000 additional shares of the Company’s common stock over that period. In the event that the Company proposes to effect a distribution to the public of its shares, the Company has undertaken to use its best efforts to include in such distribution the common shares held by NSBI.

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

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

The Company believes that, when fully developed, its current battery technologies will be unique, will offer superior performance relative to existing battery systems and can be offered at competing price levels. The Company develops proprietary technology for Nickel Zinc rechargeable battery systems. Patent applications have been filed and are pending with respect to Nickel Zinc rechargeable battery systems. The Company anticipates that such patent applications will be reviewed and granted within the next twelve to eighteen months from the date of filing of this Form 10KSB. The Company also anticipates that the timelines for commercialization will coincide with the granting of patents. (See Intellectual Property). The Company's strategy is to continue to design new technologies around existing manufacturing capabilities so as to minimize the transition to market at both the consumer and manufacturing levels.

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

PEBI manufactures RAM(TM) batteries in Canada under license from Battery Technologies Inc. (“BTI”). Since BTI is in bankruptcy, PEBI currently manufactures RAM(TM) batteries under a royalty free licence. See description of a RAM(TM) battery under "Types of Batteries" below.

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

EVI's OEM small cell market strategy is targeted directly at the category currently occupied by Nickel Cadmium batteries and Nickel Metal Hydride batteries. Nickel Zinc batteries can be manufactured on existing equipment and are more energy efficient and less costly than the previously described competing technologies. First generation AA size cell optimization is in its final stages at the Company's research and development facilities in Richmond Hill, Ontario and sample cells are expected to be available for market testing by the fourth quarter of calendar year 2004.

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

The Company is currently testing "pellet" cathodes and rolled expanded "nickel foam" cathodes. The Company's current focus is on "pellet" cathodes, since it will likely be the most economical and quickest to market. The Company will continue developing "nickel foam" cathodes as a means of introducing improved product performance at a later date. A pilot line capable of producing was purchased and refurbished to serve as a demonstration line. However, as a result of the Company’s share investment in Pure Energy Inc. after year end as set out above (Pure Energy Acquisition) , such pilot line is no longer needed and is available for sale. The Company expects to produce test batteries at its Richmond Hill facilities for prospective licensees and to validate various OEM applications. EVI's electronic engineers have designed and are working towards optimizing a low-cost charger that will be compatible with the Nickel Zinc product. The Company anticipates selling its first Nickel Zinc license in the next two years.

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

50 to 100 recharges. Fully charged upon leaving factory and up to 5 years shelf life. High ambient temperature change capability. No "memory effect". Less cost / Watt-hour (compared with Alkaline and Nickel Cadmium batteries). 1.5 Volt output for RAM(TM) vs 1.2 Volt output for Nickel Cadmium. Environmentally friendly (no Cadmium)

Strategic Relationships

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

Kordesch & Associates Inc.

Since its incorporation, the Company has maintained, through Kordesch & Associates Inc., a technical alliance with the scientific staff at the University of Graz , Austria .. EVI continues to work indirectly with such staff at the University of Graz on both battery and DMFC technology to support their development and commercialization. This work is related to optimizing the performance of the battery through design modifications and cycling tests. The Company has frozen the cell design and is working to optimize the fabrication techniques and verify performance and cost for the first generation battery. The electrode program concentrates on using Nickel foam materials.

Intellectual Property

The Company's assets include include patent applications and know-how in portable energy related inventions. The Company currently licenses or has applied for patents in each of its core technical areas; Nickel Zinc rechargeable battery and  DMFC. The Company has taken steps to ensure that its intellectual property is protected to the greatest degree possible. There can be no assurance that the Company's patent applications will be approved in their current or modified forms. In addition, there can be no assurance that, if approved, the patent application will provide significant proprietary protection.

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

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

Employees

EVI currently has 5 full time employees of which 3 are executives, 1 is engaged in administrative activities and 2 are engaged in research and development activities. Additional financing permitting, the Company intends to hire additional employees. None of EVI's employees are represented by a labor union. EVI believes that relations with its employees are good. The Company believes that an important aspect of fuel cell expansion will be the hiring of technical staff to accelerate development (electro-chemists, design engineers, materials engineers and technicians), the hiring of business development staff to strategically build business and technical alliances and the acquisition of critical testing equipment.

ITEM 2. PROPERTIES

EVI's principal laboratory facilities are located at ARC's facilities in Calgary, Alberta in connection with the joint development project for DMFC's at a monthly rental of approximately $2,400. The monthly rental fee is being paid for by the issuance of EVI common shares. EVI also occupies, on an informal, temporarily rent-free basis, offices located at 30 Pollard Street in Richmond Hill, Ontario.

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

On April 1, 2002, the Company announced that it and its major shareholders had commenced an action in the Ontario Superior Court of Justice against Northern Securities Inc., Vic Alboini and Stature Inc. claiming, among other relief, damages for breach of contract, negligence and breach of fiduciary duties in connection with EVI's private and public financings in 2000 and 2001 and trading activities by Northern Securities Inc. in EVI common shares since August 23, 2001. The defendants have taken steps to defend against the lawsuit and to counterclaim against the Company and others. The matter is currently under negotiation.

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2002, the Corporation's shareholders in general meeting approved the adoption of the 2001 Stock Option Plan. Such plan replaced the 1997 stock option plan. While no new options are to be granted under the 1997 stock option plan, options previously granted pursuant to such plan continued in effect in accordance with their terms.

The Board of Directors considers it very important to provide a meaningful incentive to persons to join and remain with the Company and stay committed to its growth and development. On March 27, 2003, the Board of Directors, consistent with such objectives,  approved the cancellation of 1,019,267 1997 stock option plan options, and approved the issue of 1,500,000 new 2001 Stock Option Plan options exercisable at Cdn. $0.20 per share, subject to any regulatory or shareholder approval required to be obtained in connection therewith. The new options vest as to one-third on each of the six, twelve and eighteen month anniversary from the date of grant.

On July 15, 2003, the Corporation's shareholders in general meeting approved the cancellation of 757,667 previously issued share options to four named directors and officers of the Company and the issue of 1,075,000 options to the same four named directors and officers. Only disinterested shareholders were permitted to vote. 578,492 common shares were voted respecting such resolutions, 483,414 common shares voted in favor and 95,078 common shares voted against.

PART II

ITEM 5. MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On July 23, 2001, the Company filed an amendment to its Certificate of Incorporation to change its name to Energy Visions Inc.

The authorized share capital of the Company consists of 50,000,000 common shares and 5,000,000 preferred shares, each with a par value of $0.0001, of which, as of December 31, 2003, 27,698,852 common shares and no preferred shares were issued and outstanding.

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

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

The closing price of the common shares on the OTC Bulletin Board on November 30, 2003, was $0.18. The following table sets forth in US dollars, information relating to the trading of the common shares on the OTC Bulletin Board, for the fiscal periods indicated:

High

Low

2002

First Quarter

$0.85

$0.25

Second Quarter

$0.45

$0.18

Third Quarter

$0.45

$0.15

Fourth Quarter

$0.28

$0.10

2003

First Quarter

$0.35

$0.07

Second Quarter

$0.18

$0.07

Third Quarter

$0.20

$0.07

Fourth Quarter

$0.25

$0.06

2004

First Quarter

$0.20

$0.07

On November 6, 2003 the Company announced that it had entered into an agreement with the intention to restructure the Company in a manner which would terminate its current NASD OTCBB listing but provide shareholders of the Company with an equal number of equity shares of a successor company which would trade on the TSX Venture Exchange. The transaction is subject to regulatory and shareholder approvals and when completed the purchaser of the Company’s NASD OTCBB listing (Lions Petroleum Corp., a State of Nevada Company with offices in West Vancouver, B.C., Canada) will have provided to Energy Ventures Inc. (Canada) a total of $100,000 in cash plus equity shares of the corporation which will assume the listing, valued at $150,000 (but which will not be freely tradable). The transaction would substantially reduce the Company’s administrative cost of maintaining its public company status in the United States but would terminate access to the public market in the United States.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following selected financial data for the fiscal year ended September 30, 2003 is derived from our audited financial statements included in this Report.

The following data should be read in conjunction with our financial statements and related footnotes.

Statement of Operations Data

For the twelve

months ended

       9/30/03

Revenue

$                      0

Operating Loss

$         1,200,880

Income Taxes

$                      0

Net Loss

$        1,200,880

Net Loss Per Share

-

Basic and Diluted

$                 0.06

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

Balance Sheet Data

September 30, 2003

-------------------------

Working Capital

$        (2,594,679)

Total Assets

$            108,051

Total Liabilities

$         2,992,112

Stockholders' Equity

$        (2,884,061)

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

Respecting the DMFC technology, on April 20, 2001, the Company entered into a joint development agreement with the Alberta Research Council, Inc. ("ARC") to create commercial prototypes of fuel cells utilizing the Company's Direct Methanol Fuel Cell Technology during the period through March 31, 2004. Pursuant to the agreement, ARC agreed to invest up to $1,950,000 (Cdn $3,000,000) through the provision of premises, research and laboratory facilities, ARC equipment, scientific personnel and other resources. ARC were to be compensated for the first $1,690,000 (Cdn $2,600,000) of resources provided by the issuance of Common Shares at a price of Cdn. $1.2637 per share, being the average closing price of the Common Shares for the 30 days prior to the effective date of the agreement. As a result, 2,057,450 Common Shares should be issued to the ARC, which upon issuance, will represent approximately 7.1% of the issued and outstanding Common Shares. 938,984 Common Shares were issued to ARC on November 13, 2002 in respect of ARC Resources of approximately Cdn $1,187,000, provided through June 30, 2002. EVI expects to issue additional EVI common shares to ARC in February or March 2004, as contemplated under the ARC Agreement, in respect of ARC Resources that approximate Cdn $2 20 ,000 for the period from July 1, 2002 through December 31, 2003.

At the filing date hereof, it is clear that ARC Resources to the agreed total amount, as above indicated, will not be provided by March 31, 2004, the termination date of the ARC Agreement. The Company estimates that ARC Resources will only be provided by ARC to a total of approximately Cdn. $1,420,000 only. At the date hereof, ARC has proposed that the ARC Agreement be extended to July 31, 2004, under conditions currently under active negotiation.

Resources provided by ARC in excess of $1,690,000 (Cdn $2,600,000) would be compensated through the issuance of further Common Shares at the then current market price of the shares. By collaborating their efforts, the Company and ARC hoped to accelerate the development of the prototype DMFCs.

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

The DMFC development program effectively commenced in Calgary in February 2001. On November 14, 2001, the Company announced the engagement of Dr. Doug James, PhD, MBA, as General Manager of the Fuel Cell Division, to administer the Company's DMFC activities. The Company expected to spend significant sums upon expanding, equipping and staffing its laboratory in Calgary for its DMFC activities, but has been unable to meet those expectations due to insufficient funding. The Company is also working towards the pre-commercialization of its Nickel Zinc and Zinc Carbon-Bromide technologies. Costs relating to such projects were previously in large part supported by the NRC's Industrial Research Assistance Program through the Pre-Commercialization Contribution Agreement executed in March 2000.

Respecting the Company's Nickel Zinc battery technology, the Company anticipates that test quantities of its Nickel Zinc batteries, will be available in the fourth quarter of calendar 2004.

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

The Company maintains an allowance for doubtful accounts for losses that management estimates will arise from its customers' inability to make required payments or disputes that arose over terms to be met in agreements with customers. We make our estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At September 30, 2003 and September 30, 2002, the allowance for doubtful accounts was $Nil and $143,000.

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

Accounting for Income Taxes

The Company records a valuation allowance to its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made. A 100% valuation allowance in the amount of $4,941,000 has been recorded against our deferred tax asset at September 30, 2003. The valuation allowance consists principally of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the utilization of such deductions is not reasonably assured since the Company has not yet reached profitability.

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

Results of Operations

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

The Company reported no revenues during the year ended September 30, 2003. In the year ended September 30, 2002, the Company earned revenues of $50,000. Revenues were entirely earned from research and development and licensing fees from Ilion pursuant to the terms of the Ilion License Agreement, which was terminated in September 2002.

The Company's expenses for the year ended September 30, 2003 decreased by approximately 49% to approximately $1,086,000 as compared to approximately $2,114,000 for the year ended September 30, 2002. Expenses declined in almost all areas except for interest and financing charges which increased by approximately 362% from approximately $27,000 in 2002 to approximately $125,000 in 2003. Such increase is primarily related to fees and interest in respect of short term borrowings related to a Pure Energy Battery Inc. factoring agreement of certain of its trade receivables.  General and administrative expenses decreased by approximately 67% to approximately $253,000 as compared to approximately $775,000 in the prior year. The net decrease in the current year value is primarily the result of impairment charges totaling $527,000 in the prior year. Included in the 2002 general and administrative expenses were impairment charges of approximately $254,000 for the write off of impaired license and technology costs and $273,000 for the impairment of certain laboratory equipment. Professional fees decreased approximately 50% from approximately $531,000 in 2002 to approximately $379,000 in the current year, primarily due to lower legal costs and lower costs in the area of public relations and market interest.

One of the other significant decreases in costs pertained to the Company's expenses related to the research and development costs of the Company's battery technologies. Such costs decreased by approximately 122% from approximately $678,000 in 2002 to $305,000 in 2003. While the Company generally conducted decreased research and development activities in fiscal 2003, the major portion of the decline relates to lower levels of research and development services provided by ARC in Calgary Alberta. Such services declined from approximately $537,000 in 2002 to approximately $52,000 in 2003, a decrease of approximately 90%.

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

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

The Company's expenses for the year ended September 30, 2002 decreased by approximately 38% to approximately $2,114,000 as compared to approximately $3,391,000 for the year ended September 30, 2001. Interest and financing charges decreased approximately 98% from approximately $1,575,000 in 2001 to approximately $27,000 in 2002. The prior year value included financing fees and interest costs related primarily to additional noncash compensatory charges of approximately $1,308,000 in fiscal 2001, resulting from the additional issuances of stock warrants to further extend the maturity date of the Debentures to July 31, 2001. Such Debentures were repaid out of the proceeds of the Canadian share offering on August 22, 2001. Also, the Company incurred noncash compensatory charges of approximately $70,000 in fiscal 2001 for common stock issued to consultants for investment advisory services provided in connection with the Company filing a preliminary prospectus in Canada for the sale of shares of common stock. There are no comparable noncash compensatory charges in fiscal 2002. General and administrative expenses increased by approximately 59% to approximately $775,000 as compared to approximately $486,000 in the prior year. The net increase in the current year value includes impairment charges of approximately $254,000 for the write off of impaired license and technology costs and $273,000 for the impairment of certain laboratory equipment, net of noncash compensatory charges of approximately $193,000 pertaining to the extension of previously issued stock options and an additional $38,000 in bad debts incurred in fiscal 2001. Professional fees increased approximately 50% from approximately $353,000 in 2001 to approximately $531,000 in 2002, primarily in respect of costs relating to a legal action, currently in negotiation, commenced by the Company.

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

Liquidity and Capital Resources

At September 30, 2003, the Company had a working capital deficiency of approximately $2,595,000 compared to a deficiency of $1,530,000 at September 30, 2002 and cash on hand of $6,838. The 2003 value includes approximately $1,036,000 due by the Company to a company controlled by D. Wayne Hartford, the President and Chief Executive Officer of the Company and to such individual and his spouse. The comparative value in 2002 was $734,000. As at December 31, 2003 the Company has approximately $90,000 in monthly expenses and no revenues. Accordingly, the Company has insufficient cash to continue its operations and will be dependent upon its creditors until new financing arrangements are completed.

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

The Company is in need of new capital to support its growth and technology, research and development costs. The Company’s intentions concerning research and development, subject to the availability of necessary funding, are set out earlier in this filing respecting DMFC’s and Nickel Zinc batteries, the principal areas of the Company’s research and development activities. More specifically, the Company plans to complete an initial demonstration unit of a hybrid power supply (a 10 Watt fuel cell coupled with a Nickel Zinc battery pack) in the third quarter of fiscal 2004. The laboratory facilities in Richmond Hill, Ontario, are comprehensive and the Company plans no significant additional purchases of equipment. The Company is urgently and currently seeking new capital through proposed private share and debt offerings in Canada, however, there can be no assurance that these or any other financings will be successful and, if it they are not successful, the Company will have to cease all operations.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

CONTENTS

September 30, 2003

__________________________________________________________________________________________

Independent Auditor's Reports

23-24

Consolidated Financial Statements:

   Balance Sheets

25

   Statements of Operations

26

   Statements of Comprehensive Operations

27

   Statements of Stockholders' Equity (Deficiency)

28-31

   Statements of Cash Flows

32-33

   Notes to Consolidated Financial Statements

34-50

Dohan and Company
Certified Public Accountants
A Professional Association

7700 North Kendall Drive, 200
Miami, Florida 33156-7578
Telephone (305) 274-1366
Facsimile (305) 274-1368
Email info@uscpa.com
Internet www.uscpa.com

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Energy Visions, Inc. and Subsidiaries

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has continued to incur operating losses, has used, rather than provided, cash from operations and has an accumulated deficit of $13,184,921. These factors, and others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan & Company, CPA.'s

Miami, Florida
January 27, 2004

Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants
Private Companies and SEC Practice Sections

CPA
The CPA. Never Underestimate The Value®

National and worldwide associations through
agi ACCOUNTING GROUP INTERNATIONAL

23

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors

Energy Visions Inc.

We have audited the accompanying consolidated balance sheet of Energy Visions Inc. and Subsidiaries (a development stage company) as of September 30, 2002, and the related consolidated statements of operations, comprehensive operations, stockholders' equity (deficiency), and cash flows for the year then ended and the amounts included in the cumulative column in the consolidated statements of operations, comprehensive operations, and cash flows for the period from October 1, 1999 to September 30, 2002.  The amounts in the cumulative column in the consolidated statements of operations, comprehensive operations, and cash flows for the period from November 19, 1996 (inception) to September 30, 1999 were audited by other auditors whose report, dated February 21, 2000, expressed an unqualified opinion on those statements.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Visions Inc. and Subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the years then ended and the amounts included in the cumulative column in the consolidated statements of operations, comprehensive operations, and cash flows for the period from October 1, 1999 to September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

SHIMMERMAN PENN BURNS BECKER, LLP

Chartered Accountants

Toronto, Canada

February 21, 2000

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED BALANCE SHEETS

(expressed in U.S. dollars)

__________________________________________________________________________________________

September 30,

2003

2002

__________________________________________________________________________________________________

ASSETS

Current Assets:

  Cash and equivalents

$      6,838

$     5,532

  Accounts receivable, net of allowance for doubtful

   accounts of $143,000 for 2002

28,022

  Refundable investment tax credits

23,565

20,065

  Prepaid expenses and other current assets

553

2,146

  Deferred tax asset less valuation allowance of $1,858,000

__________________________________________________________________________________________________

Total current assets

30,956

55,765

Property and Equipment, net of accumulated depreciation

 of $117,492 and $83,343

77,095

111,244

__________________________________________________________________________________________________

Total Assets

$   108,051

$   167,009

_________________________________________________________________________________________

LIABILITIES AND DEFICIENCY IN ASSETS

Current Liabilities:

  Accounts payable and accrued expenses

$   1,442,527

$    851,966

  Due to related parties

1,036,219

734,023

  Short term advances

146,889

__________________________________________________________________________________________________

Total current liabilities

2,625,635

1,585,989

Loans Payable

366,477

312,047

__________________________________________________________________________________________________

Total liabilities

2,992,112

  1,898,036

Commitments and Contingencies (Note 7)

Deficiency in assets:

  Preferred stock - $.0001 par value; authorized 5,000,000

   shares, none issued

  Common stock - $.0001 par value; authorized 50,000,000

   shares, issued and outstanding 20,698,852  and 17,867,116

   shares, respectively

2,070

1,787

  Additional paid-in capital

10,572,632

10,221,065

  Accumulated other comprehensive (loss) income

(273,842)

30,162

  Deficit accumulated during the development stage

(13,184,921)

  (11,984,041)

_________________________________________________________________________________________________

Deficiency in assets

(2,884,061)

(1,731,027)

_________________________________________________________________________________________________

Total Liabilities and Deficiency in Assets

$     108,051

$  167,009

_________________________________________________________________________________________

See accompanying notes to the consolidated financial statements

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in U.S. dollars)

Period from

Year ended

Year ended

November 19, 1996

September 30,

September 30,

(inception) to

2003

2002

September 30, 2003

_________________________________________________________________________________________

Revenue

$

$    50,000

$       603,495

_________________________________________________________________________________________

Expenses:

  Research and development costs

304,722

677,597

2,844,926

  Professional fees

378,651

530,749

2,381,600

  General and administrative

253,342

775,018

5,506,390

  Interest and financing costs

125,168

26,803

2,445,974

  Depreciation and amortization

23,997

103,755

494,526

_________________________________________________________________________________________

Total expenses

1,085,880

2,113,922

13,673,416

_________________________________________________________________________________________

Net loss before other income (expenses)

(1,085,880)

(2,063,922)

(13,069,921)

Other income (expenses):

  Gain from sale of Astris options

95,000

95,000

  Impairment of investment

(210,000)

(210,000)

_________________________________________________________________________________________

Total other income (expenses):

(115,000)

(115,000)

_________________________________________________________________________________________

Net loss

$(1,200,880)

$(2,063,922)

$(13,184,921)

_________________________________________________________________________________________

Loss per common share - basic

 and diluted

$           (.06)

$           (.12)

_________________________________________________________________________________________

Weighted-average number of common

 shares outstanding - basic and diluted

19,992,292

17,759,465

_________________________________________________________________________________________

See accompanying notes to the consolidated financial statements

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(expressed in U.S. dollars)

__________________________________________________________________________________________

Period from

Year ended

Year ended

November 19, 1996

September 30,

September 30,

(inception) to

2003

2002

September 30, 2003

_________________________________________________________________________________________

Net loss

$(1,200,880)

$(2,063,922)

$(13,184,921)

Other comprehensive loss:

  Foreign currency translation, net

    of income tax benefit

(304,004)

(1,550)

(273,842)

__________________________________________________________________________________________

Comprehensive loss

$(1,504,884)

$(2,065,472)

$(13,458,763)

__________________________________________________________________________________________

See accompanying notes to the consolidated financial statements

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS

(expressed in U.S. dollars)

______________________________________________________________________________________________________________________________________________________

Deficit

Accumulated

Accumulated

Other

Additional

During the

Comprehensive

Stockholders'

Common Stock

Paid-in

Development

Income

Equity

Shares

Amount

Capital

Stage

(Loss)

(Deficiency)

______________________________________________________________________________________________________________________________________________________

Balance at October 1, 1996

Issuance of common stock to founders

149,179

$     15

$        (15)

$

$

$

Issuance of common stock in reverse

 acquisition

10,088,400

1,009

145,792

      146,801

Proceeds on issuance of options

165,481

165,481

Net loss

     (284,111)

(284,111)

______________________________________________________________________________________________________________________________________________________

Balance at September 30, 1997

10,237,579

1,024

311,258

(284,111)

28,171

Foreign currency translation

$   8,204

8,204

Net loss

(315,833)

(315,833)

______________________________________________________________________________________________________________________________________________________

Balance at September 30, 1998

10,237,579

1,024

311,258

(599,944)

8,204

(279,458)

Issuance of common stock for payment for

 laboratory equipment

200,000

20

449,980

450,000

Issuance of common stock in satisfaction of

 debt related to acquisition of license and

 technology

200,000

20

449,980

450,000

Issuance of common stock for cash to an

 unrelated third party investor

522,000

52

99,948

100,000

Issuance of common stock for cash to an

 officer

1,478,000

148

99,852

100,000

Issuance of common stock to an officer

3,018,815

3,018,815

Foreign currency translation

(19,577)

(19,577)

Net loss

(3,543,192)

(3,543,192)

______________________________________________________________________________________________________________________________________________________

Balance at September 30, 1999

12,637,579

$   1,264

$  4,429,833

$   (4,143,136)

$   (11,373)

$   276,588

(continued)

See accompanying notes to the consolidated financial statements

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS

(expressed in U.S. dollars)

______________________________________________________________________________________________________________________________________________________

Deficit

Accumulated

Accumulated

Other

Additional

During the

Comprehensive

Stockholders'

Common Stock

Paid-in

Development

Income

Equity

Shares

Amount

Capital

Stage

(Loss)

(Deficiency)

______________________________________________________________________________________________________________________________________________________

Issuance of common stock for cash

   70,000

$       7

$     139,993

$

$

$    140,000

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

Issuance of options for legal services

386,121

386,121

Issuance of warrants to debenture holders

960,417

960,417

Issuance of warrants to consultants

175,010

175,010

Issuance of common stock to consultants

62,500

6

75,164

75,170

Foreign currency translation

  19,503

19,503

Net loss

  (2,527,270)

(2,527,270)

______________________________________________________________________________________________________________________________________________________

Balance at September 30, 2000

13,571,979

$   1,357

$   7,142,120

   $   (6,670,406)

$   8,130

$     481,201

(continued)

See accompanying notes to the consolidated financial statements

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS

(expressed in U.S. dollars)

______________________________________________________________________________________________________________________________________________________

Deficit

Accumulated

Accumulated

Other

Additional

During the

Comprehensive

Stockholders'

Common Stock

Paid-in

Development

Income

Equity

Shares

Amount

Capital

Stage

(Loss)

(Deficiency)

______________________________________________________________________________________________________________________________________________________

Issuance of common stock upon

 exercise of warrants for cash

 17,000

$       2

$       22,503

$

$

$      22,505

Issuance of common stock to

 consultants for services

40,000

4

69,996

70,000

Noncash compensatory charge upon

 extension of options issued to

 employees and nonemployees

282,875

282,875

Issuance of warrants to debenture

 holders for extension of maturity date

752,120

752,120

Noncash compensatory charge on

 warrants issued for research and

 development services

120,011

120,011

Issuance of common stock in

 connection with public offering, net of

 offering costs

4,000,000

400

1,570,916

1,571,316

Issuance of warrants in connection

 with related party advances

29,663

29,663

Issuance of warrants for marketing

 and public relations services

9,970

9,970

Foreign currency translation

 23,582

23,582

Net loss

  (3,249,713)

(3,249,713)

______________________________________________________________________________________________________________________________________________________

Balance at September 30, 2001

17,628,979

$    1,763

$   10,000,174

 $   (9,920,119)

 $    31,712

$    113,530

(continued)

See accompanying notes to the consolidated financial statements

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS

(expressed in U.S. dollars)

______________________________________________________________________________________________________________________________________________________

Deficit

Accumulated

Accumulated

Other

Additional

During the

Comprehensive

Stockholders'

Common Stock

Paid-in

Development

Income

Equity

Shares

Amount

Capital

Stage

(Loss)

(Deficiency)

______________________________________________________________________________________________________________________________________________________

Issuance of options to consultants

 for services

$

$         8,582

$

$         8,582

Noncash compensatory charge on

 warrants issued for research and

 development services

138,801

138,801

Issuance of common stock for cash,

 net of offering costs

238,137

     24

73,508

73,532

Foreign currency translation

  (1,550)

(1,550)

Net loss

  (2,063,922)

                                      (2,063,922)

______________________________________________________________________________________________________________________________________________________

Balance at September 30, 2002

17,867,116

1,787

10,221,065

(11,984,041)

 30,162

(1,731,027)

Issuance of common stock for investment

 in private corporation

1,000,000

100

209,900

210,000

Issuance of common stock for services

1,831,736

183

125,471

125,654

Noncash compensatory charge upon

 issue of options to nonemployees

16,196

16,196

Foreign currency translation

$  (304,004)

(304,004)

Net loss

$  (1,200,880)

(1,200,880)

______________________________________________________________________________________________________________________________________________________

Balance at September 30, 2003

20,698,852

$    2,070

$10,572,632

$(13,184,921)

$  (273,842)

$ (2,884,061)

______________________________________________________________________________________________________________________________________________________

See accompanying notes to the consolidated financial statements

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. dollars)

________________________________________________________________________________________________________________________

Period from

Year ended

Year ended

November 19, 1996

September 30,

September 30,

(inception) to

2003

2002

September 30, 2003

________________________________________________________________________________________________________________________

Cash flows from operating activities:

  Net loss

$(1,200,880)

$(2,063,922)

$(13,184,921)

  Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization

34,149

103,755

504,678

    Allowance for doubtful accounts

53,000

143,000

    Noncash interest on advances settled with related party

28,604

    Common stock issued to founders

146,801

    Noncash compensatory charge on stock issued to an officer

3,018,815

    Common stock issued for services

121,797

506,407

    Noncash compensatory charge on stock options issued to an officer

275,950

    Noncash charge for extension of expiration date of options

282,875

    Issuance of compensatory stock options

20,053

8,582

524,078

    Issuance of compensatory stock warrants

138,801

2,185,992

    Impairment of license and technology costs

253,480

253,480

    Impairment of property and equipment

272,589

272,589

    Gain from sale of Astris options

(95,000)

(95,000)

    Impairment of investment

210,000

210,000

    Changes in operating assets and liabilities:

      (Increase) decrease in accounts receivable

28,022

(72,945)

(143,000)

      (Increase) decrease in refundable investment tax credits

(3,500)

66,660

(23,565)

      (Increase) decrease in prepaid expenses and other current assets

1,593

94,359

(553)

      Increase in accounts payable and accrued expenses

590,561

357,105

1,442,527

________________________________________________________________________________________________________________________

Net cash used in operating activities

(293,205)

(788,536)

(3,651,243)

________________________________________________________________________________________________________________________

Cash flows from investing activities:

  Proceeds from sale of Astris options

95,000

95,000

  Purchases of property and equipment

(44,286)

(202,915)

  Acquisition of license and technology

(4,927)

________________________________________________________________________________________________________________________

Cash provided by (used in) investing activities

95,000

(44,286)

(112,842)

________________________________________________________________________________________________________________________

Cash flows from financing activities:

  Proceeds from related parties' advances

302,196

     238,721

1,283,565

  Proceeds from issuance of debentures

497,678

  Proceeds from short term advances

146,889

146,889

  Proceeds from loan payable, net

54,430

38,577

366,477

  Proceeds from issuance of common stock, net of offering costs

73,532

2,150,329

  Proceeds from issuance of common stock upon exercise of options and warrants

97,505

  Repayment of debentures payable

(497,678)

________________________________________________________________________________________________________________________

Net cash provided by financing activities

503,515

350,830

4,044,765

________________________________________________________________________________________________________________________

Effect of exchange rate changes on cash

(304,004)

(1,550)

(273,842)

Net increase (decrease) in cash and equivalents

1,306

(483,542)

6,838

Cash and equivalents at beginning of period

5,532

489,074

________________________________________________________________________________________________________________________

Cash and equivalents at end of period

$        6,838

$    5,532

$          6,838

________________________________________________________________________________________________________________________

See accompanying notes to the consolidated financial statements

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. dollars)

________________________________________________________________________________________________________________________

Period from

Year ended

Year ended

November 19, 1996

September 30,

September 30,

(inception) to

2003

2002

September 30, 2003

________________________________________________________________________________________________________________________

Supplemental disclosure of cash flow information:

  Cash paid during the year for income taxes

$

$

$

  Cash paid during the period for interest

$      30,068

$    12,098

$      218,548

________________________________________________________________________________________________________________________

Supplemental schedule of noncash investing and financing activities:

  Issuance of common stock for payment of laboratory equipment

$

$

$      450,000

  Issuance of common stock in satisfaction of debt related to acquisition of license and technology

      450,000

  Issuance of common stock for payment of advances owed to an officer

      275,950

  Issuance of stock warrants to debenture holders in connection with extension of maturity dates

   1,308,336

  Issuance of common stock to agent in connection with extension of maturity dates

        75,170

  Issuance of stock warrants in connection with related party advances

        29,663

Issuance of common stock for acquisition of investment

$    210,000

    210,000

________________________________________________________________________________________________________________________

See accompanying notes to the consolidated financial statements

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

September 30, 2003 and 2002

__________________________________________________________________________________________

1.  ORGANIZATION AND BUSINESS:

On September 30, 1997, O.P.D. Acquisitions, Inc. (“OPD”) acquired all of the outstanding common stock of Energy Ventures Inc. (Canada) ("EVI").  For accounting purposes, the acquisition has been treated as a recapitalization of OPD with EVI as the acquirer (the "Reverse Acquisition").  EVI merged into OPD and OPD changed its name to Energy Ventures Inc.

On July 23, 2001, Energy Ventures Inc. changed its name to Energy Visions Inc. (the "Company").

The Company was incorporated in 1996 and is developing cost-effective materials and manufacturing processes for battery and fuel cell systems.  The Company's goals are to significantly improve battery and fuel cell performance and mitigate environmental and safety hazards.  For the period from November 19, 1996 (inception) to September 30, 2003, all operations of the Company were conducted in Canada.  At September 30, 2003, a majority of the Company's assets are located in Canada.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company is in the development stage and its operations are subject to all of the risks inherent in an emerging business enterprise.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company has incurred losses of $1,200,880 and $2,063,922 for the years ended September 30, 2003 and 2002, respectively, and $13,184,921 since its inception in 1996.  The Company has had limited revenue during those years.  There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its product development and marketing efforts and/or other unforeseen difficulties.  The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds.  The Company is seeking other funds through additional debt or equity financing and potential collaborative arrangements.  Such additional funds may not be available on terms acceptable to the Company.  These factors indicate that the Company may not be able to continue as a going concern.  The accompanying consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Energy Ventures Inc. (Canada) and Energy Ventures International Inc.  All intercompany accounts and transactions have been eliminated.  The accompanying consolidated financial statements are expressed in U.S. dollars.

Cash and equivalents are comprised of cash held at banks and certain highly liquid investments with a maturity of three months or less when purchased.  The Company maintains cash in bank deposit accounts which may represent a concentration of credit risk.  The Company has not experienced any losses on these accounts.

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

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

September 30, 2003 and 2002

__________________________________________________________________________________________

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

Revenue is recognized when services are performed.  The Company recognized revenue in 2002 for fees received on a joint research development project with Ilion Technology Corporation ("Ilion"), formerly Pacific Lithium Limited, to manufacture and sell lithium ion cathode material for use in batteries.  Licensing fees are recognized ratably over the term of the license agreement.  For the year ended September 30, 2002, the Company recognized $50,000 of revenue in licensing fees from Ilion.  Effective September 2002, the Company and Ilion terminated this license agreement.

Research and development costs are expensed as incurred.

The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency.  Assets and liabilities of these subsidiaries have been translated into U.S. dollars at current exchange rates, and related revenue and expenses have been translated at average monthly exchange rates.  The aggregate effect of translation adjustments has been deferred and is reflected as a separate component of deficiency in assets until there is a sale or liquidation of the underlying foreign investment.

Basic loss per common share is computed as net loss divided by the weighted-average number of common shares outstanding during the period.  Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

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

The Company's financial instruments consist of cash and equivalents, accounts receivable, refundable investment tax credits, accounts payable and accrued liabilities, loans payable and due to related parties.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  Unless noted elsewhere, the fair value of the Company’s financial instruments approximate their carrying values.

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

September 30, 2003 and 2002

__________________________________________________________________________________________

3.  INVESTMENTS:

At September 30, 2002, the Company had options to purchase 1,000,000 shares of Astris Energi Inc. at an exercise price of $.30 per share.  The options expired in October 2003.  The Company recorded the options at the lower of cost or net realizable value.  These options had no cost to the Company.  Astris’ management believed these options were issued as part of its licensing agreement with the Company for the use of Astris’ technology in connection with the Company’s alkaline fuel cell research and development.  The Company did not make the required royalty payments, since it suspended its alkaline fuel cell technology program to refocus its efforts on more viable aspects of battery technology and as a result the licensing agreement was canceled on September 5, 2002.  The management of Astris believed these options were cancelled.  The Company’s management believed that the options remained valid.  On February 12, 2003, the Company sold these options to an unrelated third party for proceeds amounting to $95,000.

At September 30, 2002, the Company had 68,000 shares of Class B common stock of Ilion, a privately held company.  The Company recorded the shares at the lower of cost or net realizable value.  The cost of the shares was $1.  In connection with a September 2002 settlement agreement with the National  Research  Council of Canada  ("NRC"),  an unrelated third party with which the  Company  had a strategic  alliance to further develop certain lithium ion technology  patented by NRC, 32,000 shares of common stock of Ilion were transferred to NRC.  Therefore, at September 30, 2003, the Company had 36,000 shares of Class B common stock of Ilion.

On November 11, 2002, the Company entered into a letter of intent agreement with Rabih Holdings Ltd. ("Rabih") to acquire control of 51% of the common shares of Pure Energy, Inc. ("PEI") on or before December 16, 2002, subject to the approval of TSX.  The transaction was partially completed by the issuance of 1,000,000 shares of the Company's common stock to PEI in exchange for 1,000,000 shares of PEI's preferred stock.  These shares were not conditional upon the completion of the PEI transaction and after the transfer of these shares, the Company owned approximately 26% (assuming conversion of the convertible preferred stock) of the total outstanding common shares of PEI.  In addition, the president and chief executive officer of the Company then owned an additional 3% of the outstanding common shares of PEI.  The Company intended to convert such PEI preferred shares into 7,097,857 common shares of PEI at approximately Cdn $0.14 per PEI common share; however, at September 30, 2003, no such conversion had taken place. The November 11, 2002 agreement also contemplated the purchase of 6,000,000 common shares of PEI ("Additional PEI Shares") from Rabih valued at Cdn $845,328 in exchange for a non-interest-bearing promissory note secured by a pledge of the Additional PEI Shares and due on the earlier of January 31, 2003 or the completion of additional equity financing.  As a result of such transactions, the Company would own approximately 48.1% of PEI and together with the common shares of PEI already controlled by the Company's president and chief executive officer, would effectively control 51% of PEI.  Subsequent to September 30, 2003, an amended agreement was entered into by the Company, Rabih and PEI (see Note 12).

The Company recorded the issuance of 1,000,000 shares of the Company's common stock to PEI in exchange for 1,000,000 shares of PEI's preferred stock at $210,000, which represented the fair market value of the Company’s 1,000,000 shares of common stock at the date of exchange ($0.21 per share).  During the quarters ended March 31, 2003 and June 30, 2003, in light of the then pending status of the proposed transaction with PEI and its significant accumulated deficit, the Company’s management determined its investment in PEI has been impaired.  The Company recorded a charge to operations amounting to $63,000 and $147,000 for the quarters ended March 31, 2003 and June 30, 2003, respectively.  At September 30, 2003 the entire value of the Company’s investment in PEI was written off.

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

September 30, 2003 and 2002

__________________________________________________________________________________________

4.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

Estimated

September 30,

2003

2002

Useful Life

_______________________________________________________________________________________

Computers

$  21,126

$  21,126

3 to 5 years

Laboratory equipment

171,645

171,645

10 years

Furniture and fixtures

1,816

1,816

5 years

_______________________________________________________________________________________

194,587

194,587

Less accumulated depreciation

117,492

83,343

_______________________________________________________________________________________

$ 77,095

$111,244

_______________________________________________________________________________________________

Depreciation expense amounted to approximately $34,000 and $84,000 and $312,000 for the years ended September 30, 2003 and 2002 and the period from inception through September 30, 2003, respectively.  During the quarter ended September 30, 2002, the Company determined that there is no certainty that equipment amounting to approximately $450,000 with accumulated depreciation approximating $177,000 has the ability to contribute to the Company's future cash flow.  Based on this assessment, the Company recorded at September 30, 2002, a charge to operations for the remaining balance amounting to approximately $273,000 and included this amount in general and administrative expenses.

5.  LICENSE AND TECHNOLOGY:

License and technology costs are recorded at cost and amortized on the straight-line method over the term of the agreements.  At September 30, 2001, license and technology costs, at cost, amounted to approximately $455,000.  Accumulated amortization at September 30, 2001, amounted to approximately $181,000.  During the quarter ended June 30, 2002, the Company determined that even though this intangible asset amounting to approximately $455,000 with accumulated amortization approximating $201,000 has a finite life, there is no certainty of its ability to contribute to the Company's future cash flow.  Based on this assessment, the Company recorded a charge to operations of approximately $254,000 for the remaining balance and included this amount in general and administrative expenses.  Amortization expense amounted to approximately $20,000 and $40,000 for the years ended September 30, 2002 and 2001, respectively, and $201,000 for the period from inception through September 30, 2003.

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

September 30, 2003 and 2002

__________________________________________________________________________________________

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

September 30,

2003

2002

_________________________________________________________________________________________________

Accounts payable

$  321,914

$ 213,841

Accrued payroll, officers and shareholders

142,719

67,347

Accrued payroll, others

69,287

8,784

Accrued professional fees

782,800

440,844

Other (none in excess of 5% of current liabilities)

125,807

121,150

_________________________________________________________________________________________

$1,442,527

$851,966

________________________________________________________________________________________________

7.  COMMITMENTS  AND CONTINGENCIES:

The Company entered into an agreement with NRC, an unrelated third party, for the use of certain technology whereby 40% of the Company's net receipts from the licensing of the technology and 2% of products manufactured by the Company using this technology will be paid to this entity.  Through September 30, 2002, no amounts had been incurred under this agreement.  In addition, the Company had agreed to provide between approximately $70,000 and $330,000 per year to this entity for ongoing research and development.  The Company was in default with this agreement as it had not provided the required support.

In September 2002, the Company entered into a settlement agreement with NRC, whereby the Company transferred 32,000 shares of Ilion common stock, issued shares of the Company's common stock amounting to Cdn $77,000 for no additional consideration and transferred its right to payment of additional advances amounting to approximately $40,000 (Cdn $63,000) from NRC's Industrial Research Assistance Program ("IRAP") in order for the Company to be released from its obligations.  On February 13, 2003, the Company issued to NRC 210,000 common shares in the amount of approximately $49,000 (Cdn $77,000).

In 1998, the Company entered into a 10-year licensing agreement for the use of certain alkaline fuel cell technology.  The Company paid $17,000 upon execution of this agreement and was to pay 2.5% during the first four years of the agreement and 2% during the last six years of the agreement of all sales of product manufactured using the licensed technology.  Beginning January 1, 2000, the Company agreed to pay a minimum royalty of approximately $7,000 per annum and the maximum amount of royalties the Company could incur throughout the term of this agreement was $3,300,000.  However, the Company has not made the required royalty payments, since the Company's alkaline fuel cell technology program was suspended to refocus its efforts on more viable aspects of battery technology.  The licensing agreement was canceled on September 5, 2002.

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

September 30, 2003 and 2002

__________________________________________________________________________________________

7.  COMMITMENTS  AND CONTINGENCIES (CONTINUED):

In 2000, the Company entered into an agreement with an unrelated third party under which funds are advanced to the Company to further the commercialization of zinc carbon and other battery products.  These advances are repayable beginning on July 1, 2003, by remitting 1.7% of gross revenue on all the Company's products, limited to a maximum of approximately $495,000.  At September 30, 2003 and 2002, the loan payable balance amounted to approximately $366,000 and $312,000, respectively.  The fair value of the loan payable is not determinable.

On April 20, 2001, the Company entered into a joint development agreement with the Alberta Research Council Inc. ("ARC") to create commercial prototypes of fuel cells utilizing the Company's Direct Methanol Fuel Cell Technology.  Pursuant to the agreement, ARC will invest up to $1,950,000 (Cdn $3,000,000) through the provision of premises, research and laboratory facilities, ARC equipment, scientific personnel and other resources.  ARC would be compensated for the first $1,690,000 (Cdn $2,600,000) of resources by the issuance of special warrants ("Special Warrants") (see Note 8).  The Special Warrants entitled ARC upon exercise to be issued one share of common stock and one warrant to receive an additional share of common stock for no additional consideration.  During the period from inception of the ARC agreement to June 30, 2002, the fair value of the earned Special Warrants was charged to the Company's operations as the resources and services were provided.  On May 3, 2002, the joint development agreement with ARC was amended to terminate the issuance of such Special Warrants, and instead, issue shares of the Company's common stock directly to ARC subject to approval by the TSX.  As a result, the Company will compensate ARC for the first $1,690,000 (Cdn $2,600,000) of resources and services by issuing 2,057,450 shares of common stock for no additional consideration.  On November 13, 2003, the Company issued 938,984 shares of common stock to ARC for resources and services provided from the inception of the agreement through the period ended June 30, 2002. The Company did not accrue any additional amounts pertaining to such issuance of 938,984 shares of the Company's common stock since the fair value of such shares did not exceed the fair value of the previously issued Special Warrants.  For the year ended September 30, 2003, and the period from July 1, 2002 to September 30, 2002, the Company recorded a charge to operations amounting to $52,000 and $77,000 for the resources and services provided by ARC.  Such amounts have been accrued for and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet and, upon approval by TSX, will be satisfied by additional issuances of the Company's common stock.  Resources provided by ARC in excess of $1,690,000 (Cdn $2,600,000) will be compensated through the issuance of additional shares of common stock.

As of November 4, 2002, the Company and its president and chief executive officer guaranteed a factoring agreement being entered into between an unrelated third party and Pure Energy Battery Inc. ("PEBI"), a subsidiary of PEI, for PEBI to sell certain trade accounts receivable to a commercial factor with recourse.    In connection with this agreement, on November 22, 2002, PEBI advanced approximately Cdn$123,000 to the Company repayable on the earlier of January 31, 2003, or the completion of an additional equity financing, neither of which has occurred.  PEBI later agreed to extend the due date beyond January 31, 2003 to an undetermined date in the future, while it considers EVI’s financing plans.  Such advances are evidenced by a promissory note issued by the Company and bear interest at prime plus 3%.  The Company has agreed to cover all factoring fees and interest limited to a maximum of Cdn$75,000, incurred by PEBI on its borrowings against its factored receivables.  The Company has recorded charges to operations and included these amounts in loans payable at September 30, 2003, totaling approximately Cdn$198,000.

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

September 30, 2003 and 2002

__________________________________________________________________________________________

7.  COMMITMENTS  AND CONTINGENCIES (CONTINUED):

The Company leases its office facility under a noncancelable operating lease expiring in 2004.  Rent expense amounted to approximately $20,000 and $25,000 and $109,000 for the years ended September 30, 2003, and 2002 and for the period from inception through September 30, 2003, respectively.  Approximate minimum future payments under the lease are payable as follows:

Year ending September 30,

2004

$   6,000

___________________________________________________________

$   6,000

________________________________________________________________

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

8.  DEFICIENCY IN ASSETS:

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

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

September 30, 2003 and 2002

__________________________________________________________________________________________

8.  DEFICIENCY IN ASSETS (CONTINUED):

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

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

September 30, 2003 and 2002

__________________________________________________________________________________________

8.  DEFICIENCY IN ASSETS (CONTINUED):

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

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

September 30, 2003 and 2002

__________________________________________________________________________________________

8.  DEFICIENCY IN ASSETS (CONTINUED):

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

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

September 30, 2003 and 2002

__________________________________________________________________________________________

8.  DEFICIENCY IN ASSETS (CONTINUED):

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

On November 13, 2002, the Company issued 938,984 shares of common stock to the ARC for resources and services provided from the inception of its agreement with ARC through the period ended June 30, 2002 at $0.80 per common share (Cdn $1.2637 per common share) for no additional consideration.

On November 13, 2002, the Company issued 50,000 shares of common stock to a consultant for investment advisory services rendered during fiscal year 2002. The Company valued these shares at $0.22 (Cdn $0.35) per common share approximating $11,000 (Cdn $17,500) and was charged to operations during fiscal year 2002.

On February 13, 2003, the Company issued 210,000 shares of common stock to NRC as part of the Company’s settlement agreement and outstanding amounts owed to NRC at $0.24 per common share (Cdn $0.37 per common share) for no additional consideration.

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

September 30, 2003 and 2002

__________________________________________________________________________________________

8.  DEFICIENCY IN ASSETS (CONTINUED):

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

On June 11, 2003, the Company issued a total of 100,575 shares of common stock to a consultant for public relations services relating primarily to the Company’s proposed acquisition of an interest in PEI and rendered during the months of March and April 2003. The Company valued these shares at approximately $0.09 (Cdn $0.124) per common share approximating $9,000 (Cdn $12,500) and was charged to operations during the current year.

On June 11, 2003, the Company issued a total of 232,177 shares of common stock to a consultant for legal and merger and acquisition services rendered during the months of April and May 2003 and also relating to the Company’s proposed acquisition of an interest in PEI. The Company valued these shares at approximately $0.09 (Cdn $0.144) per common share approximating $21,000 (Cdn $33,300) and charged to operations during the current year.

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

September 30, 2003 and 2002

__________________________________________________________________________________________

9.  STOCK OPTIONS and STOCK WARRANTS:

The Company has 1997 and 2001 stock option plans under which options to purchase shares of common stock may be granted to certain officers, directors and service providers.

A summary of the status of the Company's options and changes for both the 1997 and 2001 plans during the years is presented below:

Year ended September 30,

2003

2002

_________________________________________________________________________________________

Weighted-

Weighted-

average

average

Number

Exercise

Number

Exercise

of Shares

Price

of Shares

Price

__________________________________________________________________________________

Outstanding at beginning

 of year

2,136,900

$1.07

1,627,500

$1.55

Granted

1,530,000

$0.15

810,000

$  .38

Exercised

Canceled

(1,348,567)

$1.47

(300,600)

$1.80

_________________________________________________________________________________________

Outstanding at

         end of year

2,318,333

$0.23

2,136,900

$1.07

_________________________________________________________________________________________

Options exercisable at

 year-end

1,288,333

$0.23

1,221,267

$1.28

_________________________________________________________________________________________

Weighted-average fair

 value of options granted

 during the period

$0.11

$0.22

_________________________________________________________________________________________

The following table summarizes information for both the 1997 and 2001 plans about fixed stock options outstanding at September 30, 2003:

Options Outstanding

Options Exercisable

Weighted-

average

Weighted-

Weighted-

Remaining

average

average

     Range of

Number

Contractual

Exercise

Number

Exercise

Exercise Prices

Outstanding

Life

Price

Exercisable

Price

__________________________________________________________________________________

$.27 - $.41

2,315,000

1.39

$0.23

1,285,000

$0.23

$1.19

3,333

3.65

$1.19

3,333

$1.19

__________________________________________________________________________________

$.27 - $2.00

2,318,333

$0.23

1,288,333

$0.23

_________________________________________________________________________________________

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

September 30, 2003 and 2002

__________________________________________________________________________________________

9.  STOCK OPTIONS and STOCK WARRANTS (CONTINUED):

The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended September 30, 2003 and 2002 would have been as follows:

Year ended September 30,

2003

2002

_________________________________________________________________________________________

Net loss:

  As reported

$(1,200,880)

$(2,063,922)

_________________________________________________________________________________________

  Pro forma

$(1,258,149)

$(2,367,755)

_________________________________________________________________________________________

Loss per common share -

 basic and diluted:

  As reported

$      (.0.06)

$           (.12)

_________________________________________________________________________________________

  Pro forma

$           (0.06)

$           (.13)

_________________________________________________________________________________________

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period ended September 30, 2003.  The assumptions were a risk-free interest rate of 2.92%,  dividend yield of 0%, volatility factor of the market price of the Company's common stock of 214% and an expected life of the option of 3.5 to 4.5 years.

At September 30, 2003, the Company had no warrants outstanding.  At September 30, 2002, there were approximately 2,125,000 warrants outstanding with exercise prices ranging from $CDN 0.75 to 2.00 and expiry dates ranging from March 30, 2003 to August 20, 2003.

10.  INCOME TAXES:

As of September 30, 2003 and 2002, the Company had deferred tax assets resulting primarily from net operating loss carryforwards of approximately $4,941,000 and $3,740,000, respectively, which are available to offset future Canadian taxable income, if any, through 2010.  As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided.

The Company has incurred research and development expenditures for which it has estimated the amount of Canadian income tax refunds available from the Canadian taxing authorities.  At September 30, 2003 and 2002, these amounts were approximately $23,000 and $20,000, respectively.

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

September 30, 2003 and 2002

__________________________________________________________________________________________

10.  INCOME TAXES (CONTINUED):

The components of the net deferred tax asset are as follows:

September 30,

2003

2002

__________________________________________________________________________________

Net operating loss carryforwards

$ 1,858,000

$ 1,620,000

Valuation allowance

 (1,858,000)

(1,620,000)

__________________________________________________________________________________

        Net deferred tax asset

$      - 0 -

$       - 0 -

_________________________________________________________________________________________

The reconciliation of the effective income tax rate to the Canadian statutory rate for the years ended September 30, 2003 and 2002 is as follows:

Year ended September 30,

2003

2002

___________________________________________________________________________________

Canadian statutory tax rate

(37.6)%

(43.3)%

Valuation allowance on net operating

 loss carryforwards

37.6

43.3

_________________________________________________________________________________________

        Effective income tax rate

- 0 -  %

- 0 - %

_________________________________________________________________________________________

11.  RELATED PARTY TRANSACTIONS:

The Company was charged approximately $146,000 and $135,000 and $990,000 for the years ended September 30, 2003 and 2002 and for the period from inception through September 30, 2003, respectively, by a company controlled by the Company's president and chief executive officer for management services provided by this individual.  Approximately $1,036,000 and $734,000 is due to this entity, the Company's president and chief executive officer and the spouse of the Company's president and chief executive officer at September 30, 2003 and 2002, respectively.

The Company incurred interest expense on amounts advanced to the Company from a company controlled by its president and chief executive officer, and by the president and chief executive officer.  Included in interest and financing costs in the accompanying consolidated financial statements are approximately $41,000 and $21,000 and $94,000 for the years ended September 30, 2003 and 2002 and for the period from inception through September 30, 2003, respectively, as a result of these advances.

Additionally, the president and chief executive officer's spouse advanced the Company approximately $30,000 (Cdn $47,000) to cover the costs of investment advisory services rendered on the Company's behalf during 2002.  Included in interest and financing costs in the accompanying consolidated financial statements are approximately $2,000 and $1,000 and $4,000 for the years ended September 30, 2003 and 2002 and for the period from inception through September 30, 2003 as a result of these advances.

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

September 30, 2003 and 2002

__________________________________________________________________________________________

12.  SUBSEQUENT EVENTS:

Subsequent to September 30, 2003, the following events occurred:

a) October 2003 acquisition of Pure Energy Inc.

On November 11, 2002, the Company entered into a letter of intent agreement with Rabih Holdings Ltd. ("Rabih") to acquire control of 51% of the common shares of Pure Energy Inc. ("PEI") on or before December 16, 2002. No such acquisition was completed since the Company was not successful in raising the necessary additional equity financing. The transaction was partially completed, however, on November 13, 2002 by the issuance of 1,000,000 shares of the Company's common stock to PEI in exchange for 1,000,000 shares of PEI's preferred stock. While such 1,000,000 shares of PEI preferred stock were convertible into 7,097,857 common shares of PEI, representing approximately 26% of the total then outstanding common shares of PEI, (assuming conversion of the convertible preferred stock), at approximately Cdn $0.14 per PEI common share, no such conversion had taken place at September 30, 2003.

On October 24, 2003, Rabih loaned Cdn. $1,000,000 to Energy Ventures Inc. (Canada) (“EVI”), the Company’s Canadian operating subsidiary (“Loan”). The Loan bears interest at 10% per annum and is due on October 30, 2005. As consideration for making the Loan, Rabih were issued warrants entitling Rabih to subscribe for 600,000 shares of the Company’s common stock at Cdn $0.25 per share until October 24, 2005. The Loan is secured by a general security interest on the assets of the Company, EVI and Pure Energy Battery Inc. (“PEBI”), PEI’s manufacturing subsidiary. The Cdn $1,000,000 loan proceeds were used to subscribe for 7,097,857 common shares of PEI. EVI also subscribed, on such date, for an additional 1,000,000 shares of PEI preferred stock in consideration for the issue to PEI of 3,000,000 shares of the Company's common stock. The 2,000,000 preferred shares of PEI were converted into 14,195,673 common shares of PEI.

Also on October 24, 2003, the indebtedness of PEBI to Nova Scotia Business Inc. (“NSBI”) was restructured in accordance with the terms established by an Order-in-Council of the Nova Scotia Government passed in June 2002 as well as a loan amending agreement (the “NSBI Loan Amendment”) dated October 9, 2003 between NSBI, PEBI and PEI. Pursuant to the NSBI Loan Amendment, Cdn. $5,500,000 of PEBI indebtedness to NSBI became interest-free for five years, will thereafter bear interest at 6.5% per annum and is to be repaid over a five year period (commencing at the end of the interest-free period). NSBI received 26,371,431 PEI common shares respecting the balance of the PEBI indebtedness to NSBI, (Cdn. $3,863,258). In accordance with the terms of a subscription agreement, NSBI subscribed for 4,000,000 shares of the Company’s common stock and the subscription price for those shares was satisfied by the transfer to EVI of the 26,371,431 PEI common shares which had been received by NSBI.

As a result of all of such transactions, the Company owns 47,664,961 common shares representing approximately 49.6% of PEI. Rabih, as a result of the above transactions owns 42,401,582 common shares of PEI representing approximately 44.0% of PEI. PEI owns 4,000,000 of the Company’s issued and outstanding common stock.

ENERGY VISIONS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

September 30, 2003 and 2002

__________________________________________________________________________________________

12.  SUBSEQUENT EVENTS (CONTINUED):

The indebtedness of PEBI to NSBI has been secured in part by the guarantee of a subsidiary of Rabih. Such guarantee, limited to Cdn $3,000,000 is secured by a charge upon the assets of Rabih and such subsidiary and guarantees that NSBI will realize net proceeds of at least Cdn. $3,000,000 from the sale of its 4,000,000 shares of the Company’s common stock by October 16, 2005. Any liability under such guarantee is to be paid over a period of three years. EVI has indemnified the Rabih subsidiary for any payments to be made to NSBI and has, as security, pledged to the Rabih subsidiary all of the PEI shares it owns. EVI and Rabih have entered into a shareholders agreement relating to both PEI and PEBI. The shareholders agreement allocates two directors to Rabih and one to EVI while the indemnification agreement in favor of the Rabih subsidiary remains in effect.

NSBI has agreed to exchange Cdn. $500,000 of the continuing PEBI indebtedness to NSBI (“Indebtedness”) into 500,000 shares of the Company’s common stock, provided the Company’s shares attain a share trading level of Cdn. $1.00 in the next five years. NSBI has also agreed to similarly exchange Cdn. $1,500,000 of Indebtedness into 750,000 shares of the Company’s common stock in the future, provided the Company’s shares attain a share trading level of Cdn. $2.00; and an additional Can. $1,500,000 of Indebtedness into 500,000 shares of the Company’s common stock in the future, provided the Company’s shares attain a share trading level of Cdn. $3.00, both in the next five years. This may result in the issue to NSBI of up to 1,750,000 additional shares of the Company’s common stock over that period. In the event that the Company proposes to effect a distribution to the public of its shares, the Company has undertaken to use its best efforts to include in such distribution the common shares held by NSBI.

b) Agreement to sell the Company’s United States listing

On November 6, 2003 the Company announced that it had entered into an agreement with the intention to restructure the Company in a manner which would terminate its current NASD OTCBB listing but provide shareholders of the Company with an equal number of equity shares of a successor company which would trade on the TSX Venture Exchange.  The transaction is subject to regulatory and shareholder approvals and when completed the purchaser of the Company’s NASD OTCBB listing (Lions Petroleum Corp., a State of Nevada Company with offices in West Vancouver, B.C., Canada) will have provided to Energy Ventures Inc. (Canada) a total of $100,000 in cash plus equity shares of the corporation which will assume the listing, valued at $150,000 (but which will not be freely tradable).  The transaction would substantially reduce the Company’s administrative cost of maintaining its public company status in the United States but would terminate access to the public market in the United States.

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGES IN ACCOUNTANTS

On January 26, 2004 the Company filed a report on Form 8-K advising that it had appointed new auditors, effective January 21, 2004. On February 2, 2004 the Company filed an amended such report on Form 8-K/A.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

The following table sets forth the name, age and office held with the Company of each person who is a director or senior officer of the Company. Those person named as directors, were elected on July 15, 2003 to hold office for the ensuing year or until their successors are elected or appointed.

Name                          Age            Position with the Company

----                          ---            -------------------------

D. WAYNE HARTFORD             58             President, Chief Executive Officer and Director

DR. PHILIP WHITING            46             Executive Vice President, and Director

PETER F. SEARLE               64             Chief Financial Officer, Vice President of Finance, Secretary and Director

DR. DOUGLAS JAMES             52             Vice President and General Manager of Fuel Cell Division

RONALD K. BRAUN               52             Director and member of the Audit Committee

BRUCE CLARK                   50             Director, member of the Audit Committee and Chairman of Compensation Committee

KAREN BELIVEAU                49             Director

CHRIS LUNDSTROM               37             Director and Chairman of the Audit Committee

ANTHONY H. MEHTA              37             Director and member of the Compensation Committee

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

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

Dr. Philip Whiting - Executive Vice President. Dr. Whiting is Executive Vice President and a Director of the Company. He is also President and a director of EVI Canada, and President of Pure Energy Visions Inc. Dr. Whiting devotes 100% of his time to the business of the Company. Dr. Whiting obtained a PhD in Chemistry from McGill University in 1981. Prior to joining the Company, Dr. Whiting was Vice President, Science and Technology of Trojan Technologies Inc., a manufacturer of water treatment products, from 1997 to 2000 and Vice President and Executive Scientist of Abitibi-Price Inc., an international paper and paper products company, from 1991 to 1997.

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

Dr. Douglas James – Vice President and General Manager of the Fuel Cell Division. Dr. James joined the Company in 2001 to administer the Company's Fuel Cell Division in Calgary, Alberta. Dr. James received his B.Sc. from the University of Calgary in 1973, his PhD from the University of Minnesota in 1981 and earned an M.B.A. from the University of Calgary in 1994. In 1994 he became director of project engineering at Polymer Science Corporation and from 1995 to 1998 was President and CEO of that corporation. Dr. James has extensive experience in commercializing R&D activities in various industries. He has published widely and was awarded the R&D 100 and Photonics Spectra awards for his development of the LS100 luminescence instrument.

Mr. Ronald K. Braun – Director and member of the Audit Committee. Mr. Braun is Vice-President, Business Development, for Trojan Technologies Inc. of London, Ontario, and is responsible for corporate strategic planning, business alliances and acquisitions. The company is publicly traded on the TSX, and is in the business of developing, manufacturing and marketing ultra-violet water disinfection systems globally for the treatment of municipal water and wastewater, as well as industrial and residential water. Prior to joining Trojan in 1998, Mr. Braun was the Executive Vice-President, International Development, for the Mennonite Economic Development Associates.

Mr. Bruce Clark – Director, Chairman of the Compensation Committee and member of the Audit Committee. Mr. Clark has been a partner of the law firm of Cassels Brock & Blackwell LLP since 1986. Mr. Clark practices corporate, commercial and securities law and provides services to a broad range of public and private corporations as well as to various governmental ministries and agencies. Mr. Clark is a past Chair of the Executive Committee and Finance Committee of the firm.

Ms. Karen Beliveau – Director. Ms. Beliveau is Vice-President, External Relations and Alliances for the Alberta Research Council Inc. and is responsible for business intelligence and technology foresight, developing partnerships and alliances with the public and private sector and increasing awareness of ARC's role as an innovation leader in Canada. Ms. Beliveau was previously Director of the Technology Commercialization Office of ARC.

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

Mr. Chris Lundstrom – Director and Chairman of the Audit Committee. Mr. Lundstrom is a principal of Tusk Financial, the advisory division of Tusk LLC, a firm founded by Mr. Lundstrom with a focus on project finance advisory and project development in the fields of energy and infrastructure, and particularly as such matters relate to Africa. Tusk is headquartered in Washington, DC. Mr. Lundstrom devotes 10% of his time to the business of the Corporation.  Prior to founding Tusk he was employed, between 1995 and 2001, as Managing Director for Taylor-DeJongh, Inc., a global independent project financed advisory group in Washington, DC, where he advised on large energy projects.  From 1987 to 1994 he worked in the investment banking sector in New York, Paris, and Washington, with boutique firms, managing private placements, M&A, and privatizations in Eastern Europe.

Mr. Anthony H. Mehta – Director and  member of the Compensation Committee. Mr. Mehta has been the Vice President of Operations for AzertyUnited Canada for the last two years. He holds a honors BSc. from the University of Toronto in Chemistry and a Executive Marketing Diploma from the University of Western Ontario. In his current role Mr. Mehta is responsible for Warehousing, Logistics, Inventory Control and MIS. Prior to this he was Vice President of Azerty Incorporated located in Orchard Park, New York from 1996 to 2001 where he was responsible for Warehousing, Logistics, Customer Service, Credit & Collection and Corporate Assets.  Before joining the Azerty group of companies he was Manager of Environmental Technologies for Abitibi Price  (1993 – 1995) and completed a fellowship program with McKinsey & Co. management consultants.

Biographical Information of Key Personnel

Dr. Karl Kordesch - Technical Advisor. Dr. Kordesch previously worked with the Eveready research group that invented the single-use alkaline technology currently being manufactured and marketed under such brand names as Duracell(TM) and Energizer(TM). Dr. Kordesch invented the rechargeable Alkaline Manganese technology that is now in use by consumers around the world and was also involved in the development of the first operational hydrogen air fuel cell powered electric vehicle in 1970. Dr. Kordesch is the author of one of the more comprehensive books available on fuel cells called, "Fuel Cells and Their Applications", has written or edited several hundred books, technical papers and publications on a number of electrochemical related topics including bi-polar batteries, fuel cells, rechargeable and single-use Alkaline Manganese and Zinc Bromine storage batteries. In addition to his responsibilities at the Company, Dr. Kordesch remains a Professor Emeritus at The Technical University of Graz, Austria and continues to be active on the international electrochemical conference circuit and in the publishing of papers and text books.

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

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

Compensation of Directors

None of the directors of the Company received any cash compensation in their capacity as directors of the Company. During the fiscal year ended September 30, 2003, options to purchase 1,175,000 Common Shares (EVI.S) of the Company at a market price of Cdn. $0.20, computed in accordance with the 2001 Share Option Plan, were granted to directors of the Company.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the years ended September 30, 2003, 2002 and 2001, the aggregate remuneration paid or payable by the Company to the person who acted as Chief Executive Officer of the Company during such periods and to the other executive officers who earned a salary and bonus in excess of $100,000 during the fiscal year ended September 30, 2003 (collectively, the "Named Executive Officers").

Annual Compensation

Long-Term Compensation Awards

Other Annual

Securities Underlying

Name and Principal

Fiscal

Salary

Bonus

Compensation

Options / SARs

Position

Year

($)

($)

($)

Granted

-------------------------------------------------------------------------------------------------------------------------------------------------

D. Wayne Hartford

2003

145,863

-

4,903

400,000

President  and  Chief

2002

135,313

-

4,539

200,000

Executive Officer

2001

138,789

-

4,665

-

Indebtedness of Directors, Executive Officers and Senior Officers

None of the Company's directors, executive officers or senior officers, nor any associate of such director, executive officer or senior officer has, during the fiscal year ended September 30, 2003, been indebted to the Company or any of its subsidiaries. In addition, none of the indebtedness of these individuals to another entity has been the subject of a guarantee, support agreement, letter of credit or similar arrangement or understanding of the Company.

Employment Contracts

None at September 30, 2003. On October 8, 2003, the Compensation Committee of the Board approved a contract respecting the provision to the Company of the services of Mr. D. Wayne Hartford retroactive to January 1, 2003 , in amounts as stated above ..

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

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

The Stock Option Plan and the 2001 Stock Option Plan are designed to provide incentives to directors, officers, key employees, consultants and advisors of the Company and its affiliates and to permit these persons to participate in the growth and success of the Company. Options to purchase Common Shares may be granted from time to time by the board of directors of the Company at an exercise price determined by them, which in no case would be less than the average closing price of the Common Shares on TSXV for the last five trading days on which the Shares actually traded immediately preceding the date of grant of such Option and any allowable discounts.  Options granted under the Plans are non-transferable other than in accordance with the Plan texts and must be exercised no later than ten years after the date of the grant or a lesser period as determined by the board of directors of the Company. Options to purchase 3,238,333 Common Shares are presently outstanding under both Stock Option Plans, the details of which are set forth in the following table.

Class of Optionee             Number of

                              Common Shares    Date of Grant      Exercise Price $    Expiry Date

                              Under Option

___________________________________________________________________________________________________________

D. Wayne Hartford             200,000          Nov. 1/01          Cdn $0.648              See Note 3

                              400,000          Mar. 27/03         Cdn $0.200              See Note 6

                              300,000          Nov. 12/03         Cdn $0.200              See Note 8

Three executive officers as a

group                          50,000          Oct. 2/01          Cdn $0.426              See Note 2

                               50,000          Nov. 1/01          Cdn $0.648              See Note 3

                              100,000          Nov. 22/01         Cdn $0.632              See Note 4

                              675,000          Mar. 27/03         Cdn $0.200              See Note 6

                              600,000          Nov. 12/03         Cdn $0.200              See Note 8

Four Directors who are not     50,000          Nov. 1/01          Cdn $0.648              See Note 3

also Executive officers       200,000          Mar. 27/03         Cdn $0.200              See Note 6

                              200,000          Nov. 12/03         Cdn $0.200              See Note 8

Six employees or service        3,333          Aug. 22/00         $1.1875                 See Note 1

Providers as a group           25,000          Nov. 1/01          Cdn $0.648              See Note 3

                               10,000          Nov. 22/01         Cdn $0.632              See Note 4

                               50,000          Jan. 11/02         Cdn $0.502              See Note 5

                              100,000          Mar. 27/03         Cdn $0.200              See Note 6

                               20,000          Jun. 11/03         Cdn.$0.200              See Note 7

                                5,000          Nov. 12/03         Cdn.$0.200              See Note 8

                              100,000          Dec. 19/03         Cdn.$0.250              See Note 9

Alberta Research Council Inc. 100,000          Nov. 1/01          Cdn $0.648              See Note 3

                            ---------

                            3,238,333

Notes:

(1) One-half now exercisable and expiring August 21, 2004 and one-half now exercisable and expiring August 21, 2005.

(2) All now exercisable and expiring October 1, 2006.

(3) All now exercisable and expiring October 31, 2006.

(4) All now exercisable and expiring November 21, 2006.

(5) All now exercisable and expiring January 10, 2007.

(6) One-third now exercisable and expiring March 26, 2008; One-third exercisable March 27, 2004 and one-third exercisable September 27, 2004, both expiring March 26, 2008.

(7) One-third now exercisable and expiring June 10, 2008; One-third exercisable June 11, 2004 and one-third exercisable December 11, 2004, both expiring June 10, 2008.

(8) One third exercisable each of May 12, 2004, November 12, 2004 and May 12, 2005. Expiring November 2, 2008.

(9) One third exercisable each of June 19, 2004, December 19, 2004 and June 19, 2005. Expiring December 18, 2008.

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file . ..During the fiscal year ended September 30, 2003, to the Company's knowledge, no required person other than D. Wayne Hartford, did not file such forms. Mr. Hartford had difficulty in determining the quantities of shares to be reported in view of the legal action, commenced in the Ontario Superior Court of Justice against Northern Securities Inc., Vic Alboini and Stature Inc. as referred to under "Legal Proceedings". Such matter is currently under active negotiation. Mr. Hartford fully intends to file the required forms, immediately such legal action is resolved.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2003, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for (i) each person known by EVI to own beneficially more than five (5%) percent of our outstanding common stock, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

                                   Shares of

Name and Address                   Common Stock        Percent of Class

_____________________________________________________________________________

D. Wayne Hartford,                   11,922,423(1)           41.73%

11 Port Rush Trail,

Markham, Ontario,

L6C 2A1 Canada

W. Bruce Clark,                       179,300 (2)           less than 5%

7 Mullet Road,

Toronto, Ontario,

M2M 2A7, Canada

Chris Lundstrom,                       33,300 (3)           less than 5%

13706 Town Line Road,

Silver Spring, MD 20906

Anthony H. Mehta,

494 Spruce Needle Court,

Oakville, Ontario,

L6H 7L2, Canada                        21,800               less than 5%

Peter F. Searle                       320,267 (4)           less than 5%

11084 Sheppard Avenue E.

Scarborough, Ontario,

M1B 1G2, Canada

Dr. Philip Whiting                    195,445 (5)           less than 5%

21727 Vanneck Road, R.R. #4

Komoka, Ontario,

N04 1R0, Canada

Dr. Douglas James                     133,300(6)              less than 5%

2564 Toronto Crescent, NW,

Calgary, Alberta,

T29 3V9, Canada

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

Shares of

Name and Address                   Common Stock        Percent of Class

_____________________________________________________________________________

All Directors and Officers

as a Group (seven persons)            12,805,835(7)              44.82%

--------------------------

Nova Scotia Business Inc.,

1800 Argyle Street, 6th Floor,

Halifax, Nova Scotia,

B3J 2R7, Canada                        4,000,000                 14.00%

Pure Energy Inc.,

35 Pollard Street,

Richmond Hill, Ontario,

L4B 1A8, Canada                        4,000,000                 14.00%

________________________

(1)

 Estimate includes shares owned by Bonita A. Hartford, Mr. D. Wayne Hartford's wife and Bonhart Holdings Corporation, a corporation controlled by Bonita A. Hartford and also shares owned by Hartford Investments Corporation II, a corporation controlled by Mr. Hartford. Includes options for Mr. Hartford re 333,300 shares, exercisable within 60 days.

(2)

 Includes 74,000 shares owned by Margaret Clark, Mr. Clark's wife and options for 83,300 shares exercisable within 60 days.

(3)

 Consists of options for 33,300 shares exercisable within 60 days.

(4)

 Includes 12,000 shares issued in the name of Margaret E. Searle, Mr. Searle's wife. Includes options for 141,600 shares, exercisable within 60 days.

(5)

 Includes options for 150,000 shares exercisable within 60 days.

(6)

 Consists of options for 133,300 shares exercisable within 60 days.

(7)

 Includes 11,931,035 shares of Common Stock issued and outstanding, plus the shares underlying the aggregate 874,800 options listed here as being exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As at September 30, 2003, $1,036,219 was due by the Company to a company controlled by D. Wayne Hartford, the President and Chief Executive Officer of the Company and to such individual and to his spouse. Approximately $741,000 of such total bears interest principally at the rate of 7% per annum with no specified repayment terms.

The Company was charged approximately $146,000 and $135,000, and $990,000 for the years ended September 30, 2003, and 2002 and for the period from inception through September 30, 2003, respectively, by a company controlled by the Company's President and Chief Executive Officer for the provision of management services.

The Company was charged approximately $52,000, and $86,000, and $336,000 for legal services for the years ended September 30, 2003, and 2002 and for the period from inception through September 30, 2003, respectively, by law firm Cassels Brock & Blackwell LLP. Bruce Clark, a director of the Company, is a partner of Cassels Brock & Blackwell LLP.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The financial statements are listed in the Index to Financial Statements and are filed as part of this annual report.

2. Not Applicable.

3. Exhibits

Exhibit 31.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of CEO.

Exhibit 32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of CFO.

Exhibit 32.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (CEO)

Exhibit 32.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (CFO)

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

(b) Reports on Form 8-K

On January 26, 2004 the Company filed a report on Form 8-K advising that it had appointed new auditors, effective January 21, 2004. On February 2, 2004 the Company filed an amended such report on Form 8-K/A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years:

For the fiscal year ended September 30, 2002 - $57,951

For the fiscal year ended September 30, 2003 - $22,036 to the date hereof

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

 For the fiscal year ended September 30, 2002 - $8,191

 For the fiscal year ended September 30, 2003 - $0

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

For the fiscal year ended September 30, 2003 - $0

For the fiscal year ended September 30, 2002 - $0

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

For the fiscal year ended September 30, 2002 - $0

For the fiscal year ended September 30, 2003 - $0

Audit committee's pre-approval policies and procedures

Not applicable

 Energy Visions, Inc.

Form 10KSB

September 30, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY VISIONS INC.

/s/Peter F. Searle By: Peter F. Searle Vice President Finance and Chief Financial Officer

Dated: 6th day of February, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated.

Signature                              Title                        Date

__________________________________________________________________________________

/s/D. Wayne Hartford

D. Wayne Hartford                 President, Chief              February 6, 2004

                                  Executive Officer

                                  and Director

/s/Peter F. Searle

Peter F. Searle                   Chief Financial Officer,

                                  Vice President of Finance

                                  and Director                  February 6, 2004

/s/Chris Lundstrom                Director and Chairman

Chris Lundstrom                   of the Audit Committee        February 6, 2004

/s/Dr. Philip Whiting             Director and Executive

Dr. Philip Whiting                Vice President                February 6, 2004

Exhibit Index

Exhibit Number Description

31.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,

filed herewith.

D. Wayne Hartford

31.2 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,

filed herewith.

Peter F. Searle

32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

D. Wayne Hartford

32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Peter F. Searle