Form 10QSB
period 2003-12-31
ENERGY VISIONS INC
filed 2004-03-18
CIK 1048407

    OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response    32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended December 31, 2003

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

Commission file number 000-30285

ENERGY VISIONS INC.

(Exact name of small business issuer as specified in its charter)

Delaware

(State or other jurisdiction of

incorporation or organization)

N/A

(IRS Employer Identification No.)

30 Pollard Street, Richmond Hill, Ontario, L4B 1C3 Canada

(Address of principal executive offices)(Zip Code)

(905) 764-9457 Ext 237

(Issuer's telephone number)

Check whether the issuer (1) has filed all  reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.   YES  (X)     NO   ( )

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 18, 2004, the Registrant had 27,698,852 shares of its Common Stock outstanding.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

December 31, 2003

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

December 31, 2003

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED BALANCE SHEETS (expressed in U.S. dollars)

	(Unaudited)	(Audited)
	December 31,	September 30,
	2003	2003

ASSETS

Current Assets:
Cash and equivalents	$ -	$ 6,838
Accounts receivable	62,817	-
Investments	1,628,000	-
Refundable investment tax credits	24,630	23,565
Prepaid expenses and other current assets	-	553
Deferred tax asset less valuation allowance of $1,984,750	-	-
Total current assets	1,715,447	30,956

Deferred financing charge	30,651	-
Property and equipment, net of accumulated depreciation of $103,998 and $117,492	39,396	77,095

Total Assets	$ 1,785,494	$ 108,051

LIABILITIES AND DEFICIENCY IN ASSETS

Current Liabilities:
Bank overdraft	$ 8,195	$ -
Accounts payable and accrued expenses	1,549,343	1,442,527
Due to related parties	1,122,588	1,036,219
Short-term advances from related party	153,528	146,889
Total current liabilities	2,833,654	2,625,635

Loans payable	1,211,019	366,477
Total liabilities	4,044,673	2,992,112

Commitments and contingencies

Deficiency in assets:
Preferred stock - $.0001 par value; authorized 5,000,000 shares, none issued
Common stock - $.0001 par value; authorized 50,000,000 shares,
issued and outstanding 27,698,852 and 20,698,852 shares	2,770	2,070
Additional paid-in capital	11,656,206	10,572,632
Accumulated other comprehensive (loss) income	(396,134)	(273,842)
Deficit accumulated during the development stage	(13,522,021)	(13,184,921)
Deficiency in assets	(2,259,179)	(2,884,061)
Total Liabilities and Deficiency in Assets	$ 1,785,494	$ 108,051

See notes to consolidated financial statements.

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENTS OF OPERATIONS (expressed in U.S. dollars and unaudited)

	For the three months ended		Cumulative, from
			November 19, 1996
	December 31,	December 31,	(inception) to
	2003	2002	December 31, 2003

Revenue	$ -	$ -	$ 603,495

Expenses:
Research and development costs	48,368	75,578	2,893,294
Professional fees	1,574	95,394	2,383,174
General and administrative	50,027	57,694	5,556,417
Interest and financing costs	35,332	64,553	2,481,306
Depreciation and amortization	14,603	10,531	509,129
Total expenses	149,904	303,750	13,823,320

Net loss before other income (expenses)	(149,904)	(303,750)	(13,219,825)

Gain from sale of Astris options	-	-	95,000
Impairment of investment	-	-	(210,000)
Share of loss of equity investee	(187,196)	-	(187,196)

Net loss	$ (337,100)	$ (303,750)	$ (13,522,021)

Loss per common share - basic and diluted	($0.02)	($0.02)

Weighted-average number of common
shares outstanding - basic and diluted	22,002,962	18,904,847

See notes to consolidated financial statements.

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (expressed in U.S. dollars and unaudited)

			Cumulative, from
	For the three months ended		November 19, 1996
	December 31,	December 31,	(inception) to
	2003	2002	December 31, 2003

Net loss	$ (337,100)	$ (303,750)	$ (13,522,021)

Other comprehensive loss:
Foreign currency translation, net of income tax benefit	(122,292)	(6,379)	(396,134)

Comprehensive loss	$ (459,392)	$ (310,129)	$ (13,918,155)

See notes to consolidated financial statements.

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (expressed in U.S. dollars and unaudited)
			Cumulative, from
	Three months ended		November 19, 1996
	December 31,	December 31,	(inception) to
	2003	2002	December 31, 2003
Cash flows from operating activities:
Net loss	$(337,100)	$(303,750)	$(13,522,021)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	14,603	10,531	519,281
Financing fees paid with share purchase warrants	3,622		3,622
Allowance for doubful accounts		-	143,000
Accrued interest on advances from unrelated third party	-	47,469	-
Noncash interest on advances settled with related party			28,604
Common stock issued to founders			146,801
Noncash compensatory charge on stock issued to an officer			3,018,815
Common stock issued for services			506,407
Noncash compensatory charge on stock options issued to an officer			275,950
Noncash compensatory charge for extension of the expiration date of options			282,875
Issuance of compensatory stock options			524,078
Issuance of compensatory stock warrants		-	2,185,992
Impairment of license and technology costs			253,480
Impairment of property and equipment			272,589
Gain from sale of assets	(26,466)		(121,466)
Impairment of investments			210,000
Share in loss of equity investee	187,196		187,196
Changes in operating assets and liabilities:
Increase in accounts receivable	(18,255)	(6,137)	(161,255)
Increase in refundable investment tax credits	(1,065)	(80)	(24,630)
(Increase) decrease in prepaid expenses and other current assets	553	(7,501)	-
Increase in accounts payable and accrued expenses	106,816	146,125	1,549,343
Net cash used in operating activities	(70,096)	(113,343)	(3,721,339)

Cash flows from investing activities:
Proceeds from sale of Astris options			95,000
Purchases of property and equipment	5,000	-	(197,915)
Acquisition of license and technology			(4,927)
Acquisition of shares of equity investee	(765,195)		(765,195)
Cash used in investing activities	(760,195)	-	(873,037)

Cash flows from financing activities:
Proceeds from related parties' advances	86,369	46,834	1,369,934
Proceeds from issuance of debentures	-	77,962	497,678
Proceeds from short term advances	6,639		153,528
Proceeds from loan payable, net	844,542	1,244	1,211,019
Proceeds from issuance of common stock, net of			2,150,329
Proceeds from issuance of common stock upon exercise of warrants & options			97,505
Repayment of debentures			(497,678)
Net cash provided by (used in) financing activities	937,550	126,040	4,982,315

Effect of exchange rate changes on cash	(122,292)	(6,379)	(396,134)
Net increase (decrease) in cash	(15,033)	6,318	(8,195)
Cash and equivalents at beginning of period	6,838	5,532
Cash and equivalents (bank overdraft) at end of period	$(8,195)	$11,850	$(8,195)

See notes to consolidated financial statements.

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (expressed in U.S. dollars and unaudited)
			Cumulative, from
	Three months ended		November 19, 1996
	December 31,	December 31,	(inception) to
	2003	2002	December 31, 2003
Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$7,848	$6,221	$226,396

Income taxes paid	$ -	$ -	$ -

Supplemental schedule of noncash investing and financing activities:

Issuance of common stock for payment of laboratory equipment	$ -	$ -	$450,000

Issuance of common stock in satisfaction of debt related to acquisition of
license and technology	$ -	$ -	$450,000

Issuance of common stock for payment of advances owed to an officer	$ -	$ -	$275,950

Issuance of stock warrants to debenture holders in connection with extension of
maturity dates	$ -	$ -	$1,308,336

Issuance of common stock to agent for extension of maturity dates	$ -	$ -	$75,170

Issuance of stock warrants for related party advances	$ -	$ -	$29,663

Issuance of common stock in exchange for preferred stock
of Pure Energy Inc.	$ -	$210,000	$210,000

Issuance of common stock to consultants for services	$ -	$11,100	$11,100

Sale of assets for accounts receivable	$44,562	$ -	$44,562

Purchase of equity investment for common stock	$1,050,001	$ -	$1,050,001

See notes to consolidated financial statements.

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(Unaudited)

1.

Basis of Presentation:

The financial statements at December 31, 2003, and for the three-month periods ended December 31, 2003 and 2002, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and also the results of operations, contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2003. The results of operations for the three-month period ended December 31, 2003, is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.

The Company is in the development stage and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of $337,100 and $303,750 for the three-month periods ended December 31, 2003 and 2002, and $13,522,021 since its inception in 1996.  The Company has had limited revenue during those periods. There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its product development and marketing efforts and/or other unforeseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company is seeking other funds through additional debt or equity financing and potential collaborative arrangements. Such additional funds may not be available on terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Energy Ventures Inc. (Canada) and Energy Ventures International Inc.  All intercompany accounts and transactions have been eliminated. Investments in 20% to 50% owned affiliates are accounted for on the equity method.  The accompanying consolidated financial statements are expressed in U.S. dollars.

2.

Investments

a)

Options of Astris Energi Inc.

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

b)

October 2003 acquisition of investment in Pure Energy Inc.

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(Unaudited)

On November 11, 2002, the Company entered into a letter of intent agreement with Rabih Holdings Ltd. ("Rabih") to acquire control of 51% of the common shares of Pure Energy Inc. ("PEI") on or before December 16, 2002. No such acquisition was completed since the Company was not successful in raising the necessary additional equity financing. The transaction was partially completed, however, on November 13, 2002 by the issuance of 1,000,000 shares of the Company's common stock to PEI in exchange for 1,000,000 shares of PEI's preferred stock. While such 1,000,000 shares of PEI preferred stock were convertible into 7,097,857 common shares of PEI, representing approximately 26% of the total then outstanding common shares of PEI, (assuming conversion of the convertible preferred stock), at approximately Cdn $0.14 per PEI common share.

On October 24, 2003, Rabih loaned Cdn. $1,000,000 to Energy Ventures Inc. (Canada) (“EVI”), the Company’s Canadian operating subsidiary (the “Loan”). The Loan bears interest at 10% per annum and is due on October 30, 2005. As consideration for making the Loan, Rabih was issued warrants entitling Rabih to subscribe for 600,000 shares of the Company’s common stock at Cdn $0.25 per share until October 24, 2005. The Loan is secured by a general security interest on the assets of the Company, EVI and Pure Energy Battery Inc. (“PEBI”), PEI’s manufacturing subsidiary. The Cdn. $1,000,000 loan proceeds were used to subscribe for 7,097,857 common shares of PEI. EVI also subscribed, on such date, for an additional 1,000,000 shares of PEI preferred stock in consideration for the issue to PEI of 3,000,000 shares of the Company's common stock. Immediately thereafter, the 2,000,000 preferred shares of PEI were converted into 14,195,673 common shares of PEI.

Also on October 24, 2003, the indebtedness of PEBI to Nova Scotia Business Inc. (“NSBI”) was restructured in accordance with the terms established by an Order-in-Council of the Nova Scotia Government passed in June 2002 as well as a loan amending agreement (the “NSBI Loan Amendment”) dated October 9, 2003 between NSBI, PEBI and PEI. Pursuant to the NSBI Loan Amendment, Cdn. $5,500,000 of PEBI indebtedness to NSBI became interest-free for five years, will thereafter bear interest at 6.5% per annum and is to be repaid over a five year period (commencing at the end of the interest-free period). NSBI received 26,371,431 PEI common shares respecting the balance of the PEBI indebtedness to NSBI (Cdn. $3,863,258). In accordance with the terms of a subscription agreement, NSBI subscribed for 4,000,000 shares of the Company’s common stock and the subscription price for those shares was satisfied by the transfer to EVI of the 26,371,431 PEI common shares which had been received by NSBI.

As a result of all of such transactions, the Company owns 47,664,961 common shares representing approximately 49.6% of PEI. Rabih, as a result of the above transactions owns 42,401,582 common shares of PEI representing approximately 44.0% of PEI. PEI owns 4,000,000 of the Company’s issued and outstanding common stock. Since the Company’s proportional share of PEI’s total assets constitutes greater than 20% of the consolidated assets of the Company, PEI is considered to be a significant subsidiary. The Company’s total investment in PEI was recorded in the amount of Cdn. $2,375,500 (approximately $1,815,000).

During the three month period ended December 31, 2003, the Company recorded in its financial statements its share of the net loss of PEI for the three month period ended October 31, 2003, in an amount of $187,196. The fiscal year of PEI ends on October 31 and it was impractical to obtain concurring quarterly statements of PEI in a timely fashion.

The financial results of PEI during the three month period ended October 31, 2003 are as follows:

Sales	$1,743,419
Gross loss	(550,726)
Net loss from continuing operations	(510,614)
Net loss	(510,614)

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(Unaudited)

On October 27, 2003, PEI incorporated a wholly owned subsidiary, Pure Energy Visions Inc. (“PEVI”) for the purpose of acquiring the net assets of PEBI. Subsequent to the acquisition of the net assets of PEBI by PEVI, PEI divested its interest in PEBI. Consequently, the net assets of PEBI now rest in PEVI, the sole surviving subsidiary of PEI.

3.

Loans Payable

a)

Loan from Rabih

See Note 2 b).

b)

Repayable Contribution Agreement with National Research Council Canada.

In March 2000, the Company entered into an agreement with National Research Council Canada (“NRC”) to receive approximately $383,000 (Cdn. $495,000) refundable pre-commercialization funding contribution from NRC's Industrial Research Assistance Program and from Industry Canada's Technology Partnerships Canada program (the "Pre-Commercialization Contribution Agreement"). Under the terms of such agreement, the funding contribution is repayable in quarterly installments commencing July 1, 2003, in an amount equal to 1.7% of all gross revenues to a maximum of $495,000 (Cdn. $742,500). Should the total amount repaid be less than $495,000 (Cdn. $742,500) at March 31, 2006, payments will continue to be made each quarter at the same rate until a maximum of $495,000 (Cdn. $742,500) is repaid. The funding contribution was fully advanced, the funds being directed to the battery commercialization program.

c)

Debt placement of EVI

During the three-month period ended December 31, 2003, EVI borrowed approximately $54,000 (Cdn. $70,000) from a group of investors. Such borrowings bear interest at 10% per annum, are due December 31, 2005, and are secured by a general security agreement of the Company, EVI and PEVI.

4.

Due To Related Parties:

Advances and accrued liabilities amounting to approximately $1,122,588 (including accrued interest of approximately $94,000) at December 31, 2003, from the company’s president and chief executive officer, a company controlled by this individual and the spouse of this individual are reflected in current liabilities in the accompanying consolidated balance sheet. Advances are due on demand.

Pursuant to a factoring agreement between the Company and PEVI in effect as at September 30, 2003, the Company has accrued interest payable to PEVI regarding such arrangements in the amount of approximately $7,000 during the three month period ended December 31, 2003.

5.

Stock Issuances:

On October 24, 2003, the Company issued 4,000,000 shares of common stock to NSBI as consideration for 26,371,431 common shares of PEI. The Company valued these shares at $0.15 (Cdn. $0.1965) per common share

Additionally on October 24, 2003, the Company issued 3,000,000 shares of common stock to Pure Energy Inc. for the consideration of 1,000,000 Series B Preference shares of Pure Energy Inc. The Company valued these shares at $0.15 (Cdn. $0.1965) per common share.

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(Unaudited)

6.

Stock-Based Compensation

On November 12, 2003, the Company’s board of directors approved the issuance of options to employees and directors under the 2001 stock option plan to purchase 1,105,000 shares of common stock at an exercise price of $0.15 (Cdn. $0.20) per share.  The Company did not record a charge to operations for such options since these options were issued at an exercise price exceeding the fair market value of the Company’s common stock at the grant date.

On December 19, 2003 the Company granted options to purchase 100,000 shares of common stock at an exercise price of $0.19 (Cdn. $0.25) per common share to two employees. The Company did not record a charge to operations for such options since these options were issued at an exercise price exceeding the fair market value of the Company’s common stock at the grant date.

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and net loss per common share for the three month periods ended December 31, 2003 and 2002 would have been as follows:

     Three Months Ended

  December 31,

      2003

     2002

Net loss, as reported

$(337,100)        $(303,750)

Deduct:  Total stock-based

  compensation expense determined

  under fair value based method for all awards

    (11,149)

              0

Pro forma net loss

$(348,249)

$(303,750)

Loss per common share – basic and diluted

As reported

     $(0.02)

    $(0.02)

Pro forma

     $(0.02)

    $(0.02)

7.

Warrants

At December 31, 2003, the Company had issued and outstanding 641,000 warrants to purchase common shares of the Company exercisable as follows:

Quantity of Warrants	Exercise Price	Expiry Date
600,000	Cdn. $0.25	October 24, 2005
36,000	Cdn. $0.25	December 31, 2005
5,000	Cdn. $0.35	December 31, 2005

The Company has booked a deferred financing charge with respect to the issue of these warrants using the Black-Scholes method, applying a 3.26% risk free rate, a volatility of approximately 82% and a term of two years, in the amount of $34,273.

8.

Contingent Liability and Commitment:

As of December 31, 2003, the guarantee of the Company and its president and chief executive officer in regards to the factoring agreement, remains in effect (Note 4).

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

December 31, 2003

Item 2. Management's Discussion and Analysis  or Plan of Operation

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

This report is for the three month period ended December 31, 2003.  The reader is directed to the Company’s Annual Report on Form 10-KSB filing for more information about the Company. Accordingly, this section will primarily discuss the Company's position as of the filing date hereof.

Overview

Energy Visions Inc. (hereafter, the Company or EVI) was formed in 1996, to research, develop and commercialize rechargeable battery technologies. The Company has several electro chemical technologies and is currently working on the development and commercialization of the Direct Methanol Fuel Cell (DMFC) and the Nickel Zinc (NiZn) technology.

Costs relating to the DMFC project were, until September 30, 2002, in large part supported by Alberta Research Council Inc. (ARC).  The Company expects to spend significant sums upon expanding its battery testing capability. While there can be no assurance that our business plan for the next year will be successful, the targeted financings planned for the Company, if successful, are expected to support the Company's activities until significant income streams of royalties and license fees develop.

In October, 2003, the Company acquired a 49.6% shareholding in Pure Energy Inc. (“PEI”) which company, through Pure Energy Battery Inc., now named Pure Energy Visions Inc., owns and operates a technologically advanced battery manufacturing facility located in Amherst, Nova Scotia which has a capability of making more than 100,000,000 batteries annually. At the date hereof , the Company owns 47,664,961 common shares representing approximately 49.6% of PEI which is administered by a 3 person Board of Directors of which the Company can currently nominate one director only.

Comparative Disclosure

During the quarter ended December 31, 2003, the Company was still a development stage company and has yet to achieve significant revenues. There were no revenues for the three-month period ended December 31, 2003, nor in the prior year. We do not expect significant revenue sources until the Company successfully completes the commercialization of its rechargeable battery technologies which the Company currently expects to achieve in calendar 2004.

The Company's operating expenses in the quarters ended December 31, 2003 and 2002 totaled approximately $150,000 and $304,000 respectively resulting in a decrease of approximately 49%. This decrease was the result of a lessened level of activity in almost all areas of the Company’s expenditures.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

December 31, 2003

One of the more significant costs included above are the Company's research and development costs approximating $48,000 in the current year’s quarter, representing an approximately 63% decrease compared to the prior year's comparative value of approximately $76,000. The Company’s research and development activities are currently primarily conducted in Calgary, Alberta, while in the prior year, activities were also conducted in Ottawa, Ontario. Total research and development costs declined due to reduced activity levels in Calgary and the elimination of such activities at the Ottawa location. Also the Company was entitled to a lesser recovery in the current period from grants awarded by the Industrial Research Assistance Program (“IRAP”), a division of the National Research Council Canada (“NRC”) to cover direct labor and consultant costs incurred on research and development being performed on its DMFC technology. Such recovery was $17,000 in 2003 and $37,000 in 2002.

Professional fees decreased significantly from $95,000 for the quarter ended December 31, 2002, to approximately $2,000 in 2003, a decrease of approximately 98%. While the Company incurred only modest professional fees in the current quarter, that period includes a credit adjustment of approximately $34,000 in respect of a fee settlement with the Company’s prior auditors and a lower than anticipated September 2003 audit fee.

General and administrative expenses decreased by approximately $8,000 to approximately $50,000 for the quarter ended December 31, 2003. There is no particular significance to such variance.

Interest and financing costs decreased by approximately $19,000 in the current year’s quarter from approximately $65,000 in 2002 to $35,000 in 2003. In the prior year quarter, the Company paid approximately $6,000 in fees and agreed to assume approximately $47,000 in interest and other factoring costs respecting approximately $78,000 borrowed from Pure Energy Battery Inc. (“PEBI”), a subsidiary of Pure Energy Inc., pertaining to PEBI’s factoring of PEBI receivables to provide needed working capital. There was no comparative cost in the current period. However the Company did incur in the current period interest costs of approximately $21,000 in respect of short- term advances which included approximately $14,000 respecting a Cdn. $1,000,000 borrowing from Rabih Holdings Limited in October 2003 used to acquire common shares of Pure Energy Inc.

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

Revenue Recognition

The Company recognizes revenue when services are performed and collectibility is reasonably assured.  Additionally, licensing fees are recognized ratably over the term of the license agreement.

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

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

December 31, 2003

Accounting for Income Taxes

The Company records a valuation allowance to its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made. A 100% valuation allowance in the amount of $1,984,750 has been recorded against our deferred tax asset at December 31, 2003. The valuation allowance consists principally of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the utilization of such deductions is not reasonably assured since the Company has not yet reached profitability.

Valuation of Long-Lived Assets

The Company identifies and records impairment on long-lived assets, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on the expected discounted cash flows.  Factors we consider important which could trigger an impairment review include the following:

*

Significant negative industry trends;

*

Significant adverse change in the extent or manner of its use;

*

Current period operating or cash flow loss combined with a history of operating or cash flow losses.

During fiscal year 2002, the Company recorded impairment losses related to its license and technology costs of $253,480 and impairment losses related to its property and equipment of $272,589.

Liquidity

At December 31, 2003, the Company had no cash on hand and a working capital deficiency of approximately $1,118,000. Such working capital deficiency includes approximately $1,123,000 owed to the Company's President and Chief Executive Officer, to a company controlled by this individual and the spouse of the Company’s President and Chief Executive Officer.

The Company currently estimates it will have approximately $50,000 in monthly expenses and no revenues. Anticipated cash receipts are insufficient to service the Company's cash needs.  Accordingly, the Company has insufficient cash to continue its operations and will be dependent upon its creditors until new financing arrangements are completed.

The Company is in need of new capital to support its growth and technology, research and development costs, and to fund expanded capital facilities. EVI’s management is actively seeking new debt and equity funding. There can be no assurance that such financings will be successful and if it is not successful the Company will have to cease all operations.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

December 31, 2003

Item 3. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003 (the "Evaluation"). Based on this Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rule and forms.  There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

December 31, 2003

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

Item 2. Changes in Securities.

During the three month period ended December 31, 2003, the Company issued a total of 7,000,000 shares of common stock as follows:

On October 24, 2003, the Company issued 4,000,000 shares of common stock to the Nova Scotia Business Inc. for the consideration of 26,371,431 common shares of Pure Energy Inc. The Company valued these shares at $0.15 (Cdn $0.1965) per common share

Additionally on October 24, 2003, the Company issued 3,000,000 shares of common stock to the Pure Energy Inc. for the consideration of 1,000,000 Series B Preference shares of Pure Energy Inc. The Company valued these shares at $0.15 (Cdn $0.1965) per common share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders.

None.

Item 5. Other Information.

None.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

December 31, 2003

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

However  on February 3, 2004 the company filed a report on Form 8K advising that Dohan and Company,  CPA’s, P.A.,  had been retained to provide requisite audit services. This firm commenced its engagement upon January 21, 2004 to replace Goldstein Golub Kessler LLP, Certified Public Accountants who were dismissed as auditors effective that date.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

December 31, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY VISIONS INC.

/s/Peter F. Searle

_______________________________________

By: Peter F. Searle

Vice President Finance and Chief Financial Officer

Dated: 18th day of March, 2004

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