Form 10QSB
period 2004-03-31
ENERGY VISIONS INC
filed 2004-05-28
CIK 1048407

    OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response    182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2004

or

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

As of May 28, 2004, the Registrant had 28,626,160 shares of its Common Stock outstanding.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required to

respond unless the form displays a currently valid OMB control number.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

March 31, 2004

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

March 31, 2004

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED BALANCE SHEETS (expressed in U.S. dollars)

	(Unaudited)	(Audited)
	March 31	September 30,
	2004	2003
ASSETS

Current Assets:
Cash and equivalents	$ 5,843	$ 6,838
Accounts receivable	73,542	-
Investments	1,546,467	-
Refundable investment tax credits	24,297	23,565
Prepaid expenses and other current assets	-	553
Deferred tax asset less valuation allowance of $2,087,037	-	-
Total current assets	1,650,149	30,956

Deferred financing charge	26,820	-
Property and Equipment, net of accumulated depreciation of $138,625 and $83,343	40,930	77,095
Total Assets	$ 1,717,899	$ 108,051

LIABILITIES AND DEFICIENCY IN ASSETS
Current Liabilities:
Accounts payable and accrued expenses	$ 1,704,288	$ 1,442,527
Due to related parties	1,165,601	1,036,219
Short-term advances from related party	151,453	146,889
Total current liabilities	3,021,342	2,625,635
Long-term Liabilities:
Loans payable	1,196,947	366,477
Total liabilities	4,218,289	2,992,112

Commitments and contingencies (Note 8)

Deficiency in assets:
Preferred stock - $.0001 par value; authorized 5,000,000 shares, none issued
Common stock - $.0001 par value; authorized 50,000,000 shares,
issued and outstanding 27,698,852 and 20,698,852 shares	2,770	2,070
Additional paid-in capital	11,701,666	10,572,632
Accumulated other comprehensive loss	(346,267)	(273,842)
Deficit accumulated during the development stage	(13,858,559)	(13,184,921)
Deficiency in assets	(2,500,390)	(2,884,061)
Total Liabilities and Deficiency in Assets	$ 1,717,899	$ 108,051

See Notes to Financial Statements

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENTS OF OPERATIONS (expressed in U.S. dollars and unaudited)

	Three months ended		Six months ended		Period from
					November 19, 1996
	March 31,	March 31,	March 31,	March 31,	(inception) to
	2004	2003	2004	2003	March 31, 2004

Revenue	$ 3,161	$ -	$ 3,161	$ -	$ 606,656

Expenses:
Research and development costs	51,686	76,768	100,054	152,346	2,944,980
Professional fees	41,094	71,703	42,668	167,097	2,424,268
General and administrative	122,290	122,418	172,317	180,112	5,678,707
Interest and financing costs	38,519	13,094	73,851	77,647	2,519,825
Depreciation and amortization	7,242	10,461	21,845	20,992	516,371
Total expenses	260,831	294,444	410,735	598,194	14,084,151

Net loss before other income (expenses)	(257,670)	(294,444)	(407,574)	(598,194)	(13,477,495)

Gain from sale of Astris options	-	95,000	-	95,000	95,000
Impairment of investment	-			-	(210,000)
Share of loss of equity investee	(78,868)	-	(266,064)		(266,064)

Net loss	$ (336,538)	$ (199,444)	$ (673,638)	$ (503,194)	$ (13,858,559)

Loss per common share - basic and diluted	($0.01)	($0.01)	($0.03)	($0.03)

Weighted-average number of common
shares outstanding - basic and diluted	27,698,852	19,965,767	26,814,237	19,429,477

See Notes to Financial Statements

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (expressed in U.S. dollars and unaudited)
					Period from
	Three months ended		Six months ended		November 19, 1996
	March 31,	March 31,	March 31,	March 31,	(inception) to
	2004	2003	2004	2003	March 31, 2004

Net Loss	$ (336,538)	$ (199,444)	$ (673,638)	$ (503,194)	$ (13,858,559)

Other comprehensive income (loss):
Foreign currency translation, net of income tax benefit	49,867	(120,653)	(72,425)	(127,032)	(346,267)

Comprehensive loss	$ (286,671)	$ (320,097)	$ (746,063)	$ (630,226)	$ (14,204,826)

See Notes to Financial Statements

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (expressed in U.S. dollars and unaudited)

			Cumulative, from
	Six months ended		November 19, 1996
	March 31,	March 31,	(inception) to
	2004	2003	March 31, 2004
Cash flows from operating activities:
Net loss	$ (673,638)	$ (503,194)	$ (13,858,559)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	21,845	20,992	526,523
Financing fees paid with share purchase warrants	7,453	-	7,453
Stock based compensation - stock options	45,460	-	45,460
Allowance for doubful accounts	-	-	143,000
Accrued interest on advances from unrelated third party	-	47,469	-
Noncash interest on advances settled with related party	-	-	28,604
Common stock issued to founders	-	-	146,801
Noncash compensatory charge on stock issued to an officer	-	-	3,018,815
Common stock issued for services	-	-	506,407
Noncash compensatory charge on stock options issued to an officer	-	16,196	275,950
Noncash compensatory charge for extension of the expiration date of options	-	-	282,875
Issuance of compensatory stock options	-	-	524,078
Issuance of compensatory stock warrants	-	-	2,185,992
Impairment of license and technology costs	-	-	253,480
Impairment of property and equipment	-	-	272,589
Gain from sale of assets	(26,290)	(95,000)	(121,290)
Impairment of investments	-	63,000	210,000
Share in loss of equity investee	266,064	-	266,064
Changes in operating assets and liabilities:
Increase in accounts receivable	(28,542)	20,880	(171,542)
Increase in refundable investment tax credits	(732)	(1,595)	(24,297)
(Increase) decrease in prepaid expenses and other current assets	553	(1,928)	-
Increase in accounts payable and accrued expenses	261,762	255,201	1,704,289
Net cash used in operating activities	(126,065)	(177,979)	(3,777,308)

Cash flows from investing activities:
Proceeds from sale of Astris options	-	95,000	95,000
Purchases of property and equipment	5,000	-	(197,915)
Acquisition of license and technology	-	-	(4,927)
Acquisition of shares of equity investee	(765,195)	-	(765,195)
Cash used in investing activities	(760,195)	95,000	(873,037)

Cash flows from financing activities:
Proceeds from related parties' advances	129,382	125,403	1,412,947
Proceeds from issuance of debentures	-	77,962	497,678
Proceeds from short term advances	-	-	146,889
Proceeds from loan payable, net	844,452	1,244	1,210,929
Proceeds from issuance of common stock, net of offering costs	-	-	2,150,329
Proceeds from issuance of common stock upon exercise of warrants and options	-	-	97,505
Repayment of debentures	-	-	(497,678)
Net cash provided by (used in) financing activities	973,834	204,609	5,018,599

- continued -

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (expressed in U.S. dollars and unaudited)

Cumulative, from
	Six months ended		November 19, 1996
	March 31,	March 31,	(inception) to
	2004	2003	March 31, 2004
Effect of exchange rate changes on cash	(88,569)	(91,922)	(362,411)
Net increase (decrease) in cash	(995)	29,708	5,843
Cash and equivalents at beginning of period	6,838	5,532	-
Cash and equivalents at end of period	$ 5,843	$ 35,240	$ 5,843

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$ 15,338	$ 8,164	$ 233,886

Income taxes paid	$ -	$ -	$ -

Supplemental schedule of noncash investing and financing activities:

Issuance of common stock for payment of laboratory equipment	$ -	$ -	$ 450,000

Issuance of common stock in satisfaction of debt related to acquisition of
license and technology	$ -	$ -	$ 450,000

Issuance of common stock for payment of advances owed to an officer	$ -	$ -	$ 275,950

Issuance of stock warrants to debenture holders in connection with extension of
maturity dates	$ -	$ -	$ 1,308,336

Issuance of common stock to agent for extension of maturity dates	$ -	$ -	$ 75,170

Issuance of stock warrants for related party advances	$ -	$ -	$ 29,663

Issuance of common stock in exchange for preferred stock
of Pure Energy Inc.	$ -	$ 210,000	$ 210,000

Issuance of common stock to consultants for services	$ -	$ 11,100	$ 11,100

Sale of assets for accounts receivable	$ 45,000	$ -	$ 45,000

Purchase of equity investment for common stock	$ 1,050,001	$ -	$ 1,050,001

See Notes to Financial Statements

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1.

Basis of Presentation:

The financial statements at March 31, 2004, and for the three month and six month periods ended March 31, 2004 and 2003, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and also the results of operations, contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2003. The results of operations for the three month and six month periods ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.

The Company is in the development stage and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of $673,638 and $503,194 for the six month periods ended March 31, 2004 and 2003, and $13,858,559 since its inception in 1996.  The Company has had limited revenue during those periods. There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its product development and marketing efforts and/or other unforeseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company is seeking other funds through additional debt or equity financing and potential collaborative arrangements. Such additional funds may not be available on terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

March 31, 2004

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

During the three and six month periods ended March 31, 2004, the Company recorded in its financial statements its share of the net loss of PEI for the three month and six month periods ended January 31, 2004, in amounts of $78,868 and $266,034. The fiscal year of PEI ends on October 31 and it was impractical to obtain concurring quarterly statements of PEI in a timely fashion.

The financial results of PEI during the three and six month periods ended January 31, 2004 are as follows:

	3 month period	6 month period
Sales	$1,880,141	$3,623,560
Gross margin (loss)	416,323	(134,403)
Net loss from continuing operations	(214,887)	(725,501)
Net loss	(214,887)	(725,501)

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

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

c)

Debt placement of EVI

During the six-month period ended March 31, 2004, EVI borrowed approximately $54,000 (Cdn. $70,000) from a group of investors. Such borrowings bear interest at 10% per annum, are due December 31, 2005, and are secured by a general security agreement of the Company, EVI and PEVI.

4.

Due To Related Parties:

Advances and accrued liabilities amounting to approximately $1,166,000 (including accrued interest of approximately $75,000) at March 31, 2004, from the company’s president and chief executive officer, a company controlled by this individual and the spouse of this individual are reflected in current liabilities in the accompanying consolidated balance sheet. Advances are due on demand.

Pursuant to a factoring agreement between the Company and PEVI in effect as at March 31, 2004, the Company has accrued interest payable to PEVI regarding such arrangements in the amount of approximately $5,500 during the six month period ended March 31, 2004.

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

March 31, 2004

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

During a prior year, stock options granted to certain employees were re-priced. Accordingly, variable accounting for the related stock based compensation has been employed. During the three months ended March 31, 2004, $45,460 (2003 - $ nil) was charged to the income statement to record the intrinsic value of these stock options.

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and net loss per common share for the three month period ended March 31, 2004 and 2003 would have been as follows:

     Three Months Ended                       Six months Ended

           March 31,                                         March 31,

      2004

     2003

           2004             2003    _

Net loss, as reported

$(336,538)        $(199,444)             $(673,638)      $(503,194)

Add: Total stock-based compensation expense

determined under the intrinsic value method             45,460                -                            45,460               -

Deduct:  Total stock-based compensation

expense determined under fair value based

method for all awards

    (15,605)

              -                  (26,754)             -____

Pro forma net loss

$(306,683)

$(199,444)            $(654,932)     $(503,194)

Loss per common share – basic and diluted

As reported

     $(0.01)

    $(0.01)                 $(0.03)            $(0.03)

Pro forma

     $(0.01)

    $(0.01)                 $(0.02)            $(0.03)

7.

Warrants

At March 31, 2004, the Company had issued and outstanding 641,000 warrants to purchase common shares of the Company exercisable as follows:

Quantity of Warrants	Exercise Price	Expiry Date
600,000	Cdn. $0.25	October 24, 2005
36,000	Cdn. $0.25	December 31, 2005
5,000	Cdn. $0.35	December 31, 2005

The Company booked a deferred financing charge with respect to the issue of these warrants using the Black-Scholes method, applying a 3.26% risk free rate, a volatility of approximately 82% and a term of two years, in the amount of $34,273.

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

8.

Commitments and Contingencies:

As of March 31, 2004, the guarantee of the Company and its president and chief executive officer in regards to the factoring agreement, remains in effect (Note 4).

9.

Subsequent Events

Effective April 20, 2001, the Company entered into a joint development agreement with Alberta Research Council Inc. (“ARC”), in respect of the creation, in Alberta, Canada, of commercial prototypes of the Company’s Direct Methanol Fuel Cell (“DMFC”). Such agreement was scheduled to terminate as of March 31, 2004. By agreement between the Company and ARC, such agreement was terminated early, effective February 29, 2004 and a new agreement was entered into for the purpose of building a pre-commercial prototype hybrid Flowing Electrolyte -DMFC / battery power supply in the period through September 30, 2004.

On April 19, 2004, the Company issued a total of 927,308 shares to ARC of which 443,667 common shares were issued into an escrow, valued at Cdn. $0.30 per share, in respect of Cdn. $133,100 of research and development services to be provided by ARC through September 30, 2004, and 313,899 common shares were issued to ARC respecting Cdn. $94,170 of existing debt due to ARC, also valued at Cdn $0.30 per share. The Company also issued to ARC 169,742 common shares in respect of Cdn $214,503 of research and development services provided by ARC through February 29, 2004, under the terms of the prior agreement, at Cdn. $1.2637 per share. The escrowed shares will be released from escrow as research and development services are provided.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

March 31, 2004

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

This report is for the three and six month periods ended March 31, 2004.  The reader is directed to the Company’s Annual Report on Form 10-KSB filing for more information about the Company. Accordingly, this section will primarily discuss the Company's position as of the filing date hereof.

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

In October, 2003, the Company acquired a 49.6% shareholding in Pure Energy Inc. (“PEI”) which company, through Pure Energy Battery Inc., now named Pure Energy Visions Inc., owns and operates a technologically advanced battery manufacturing facility located in Amherst, Nova Scotia which has a capability of making more than 100,000,000 batteries annually. At the date hereof, the Company owns 47,664,961 common shares representing approximately 49.6% of PEI which is administered by a 3 person Board of Directors of which the Company can currently nominate one director only.

Comparative Disclosure

During the quarter ended March 31, 2004, the Company was still a development stage company and has yet to achieve significant revenues. There were revenues of approximately $3,000 for both the three-month and six month periods ended March 31, 2004, and none in the prior year. We do not expect significant revenue sources until the Company successfully completes the commercialization of its rechargeable battery technologies which the Company currently expects to achieve in calendar 2004.

The Company's expenses in the quarters ended March 31, 2004 and 2003 totaled approximately $261,000 and $294,000, respectively, resulting in a decrease of approximately 11.2%. This decrease was the result of a lessened level of activity in almost all areas of the Company’s expenditures.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

March 31, 2004

One of the more significant costs included above are the Company's research and development costs approximating $52,000 in the current quarter, representing an approximately 32% decrease compared to the prior year's comparative value of approximately $77,000. The Company’s research and development expenses in the six month periods ended March 31, 2004 and 2003 totaled approximately $100,000 and $152,000, resulting in a decrease of approximately 34%. The Company’s research and development activities are currently primarily conducted in Calgary, Alberta, and the values reflect a generally reduced level of research and development activities in that facility. Professional fees decreased significantly from approximately $72,000 for the quarter ended March 31, 2003, to approximately $41,000 in 2004, a decrease of approximately 43%. In the six month periods, such expenses decreased by approximately 75% from approximately $167,000 in 2003 to approximately $42,000 in 2004. The Company incurred only modest professional fees in the current year. The six month values include a credit adjustment of approximately $34,000 in respect of a fee settlement with the Company’s prior auditors and a lower than anticipated September 2003 audit fee. General and administrative expenses were approximately $122,000 in each of the quarters ended March 31, 2004 and 2003; however, the 2004 value includes a non-cash compensation charge in the amount of approximately $45,000 in respect of prior issued stock options.

During the three month period ended March 31, 2003, the Company received $95,000 in proceeds from the sale of Astris options to an unrelated third party. No similar transaction occurred in the current year’s comparable period.

Interest and financing costs increased by approximately $26,000 or approximately 200% in the current quarter from approximately $13,000 in 2003 to approximately $39,000 in 2004. The increased expenditure primarily relates to interest on a borrowing of Cdn. $1,000,000 from Rabih Holdings Limited in October 2003, used to acquire common shares of Pure Energy Inc.

The Company reports in its statements of earnings, the Company’s equity share of the results of 49.6% owned Pure Energy Inc. The Company’s share of the Pure Energy Inc. loss in the quarter to March 31, 2004, was approximately $79,000. There is no comparative value in the prior year.

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

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

March 31, 2004

Accounting for Income Taxes

The Company records a valuation allowance to its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made. A 100% valuation allowance in the amount of $2,087,037 has been recorded against our deferred tax asset at March 31, 2004. The valuation allowance consists principally of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the utilization of such deductions is not reasonably assured since the Company has not yet reached profitability.

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

Liquidity

At March 31, 2004, the Company had $5,843 in cash on hand and a working capital deficiency of approximately $1,371,000. Such working capital deficiency includes approximately $1,166,000 owed to the Company's President and Chief Executive Officer, to a company controlled by this individual and the spouse of the Company’s President and Chief Executive Officer.

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

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

March 31, 2004

Item 3. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. These limitations are enhanced by the fact that the Company’s accounting department consists of one individual. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgement. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2004, the Company’s disclosure controls and procedures were effective (at the “reasonable assurance” level mentioned above) to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

From time to time, the Company and its management have conducted and will continue to conduct further reviews and, from time to time, put in place additional documentation, of the Company’s disclosure controls and procedures, as well as its internal control over financial reporting. The Company may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company’s systems evolve with, and meet the needs of, the Company’s business. These changes may include changes necessary or desirable to address recommendations of the Company’s management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company’s financial statements. These changes may include changes to the Company’s own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company’s controls and procedures. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company’s disclosure controls and procedures, as well as the Company’s internal control over financial reporting.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

March 31, 2004

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders.

None.

Item 5. Other Information.

On April 22, 2004, Ms. Karen Beliveau, and Messrs W. Bruce Clark, Peter F. Searle and Ronald K. Braun resigned from the Board of Directors.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

March 31, 2004

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

Reports on Form 8K.

On February 3, 2004, the company filed a report on Form 8K advising that Dohan and Company, CPA’s, P.A., had been retained to provide requisite audit services.  This firm commenced its engagement upon January 21, 2004, to replace Goldstein Golub Kessler LLP, Certified Public Accountants who were dismissed as auditors effective that date.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

March 31, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY VISIONS INC.

/s/Peter F. Searle

_______________________________________

By: Peter F. Searle

Vice President Finance and Chief Financial Officer

Dated: 28th day of May, 2004

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