Form 10QSB
period 2004-06-30
ENERGY VISIONS INC
filed 2004-09-01
CIK 1048407

   OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response    32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2004

or

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

(905) 764-9457 Ext 237

(Issuer's telephone number)

Check whether the issuer (1) filed all  reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.   YES  (X)     NO   ( )

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 31, 2004, the Registrant had 29,126,160 shares of its Common Stock outstanding.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

June 30, 2004

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED BALANCE SHEETS (expressed in U.S. dollars)

(Unaudited)
June 30
2004

ASSETS

Current Assets:
Cash and equivalents	$ 2,300
Accounts receivable, less allowance for doubtful accounts of $21,615	59,280
Investments	1,398,636
Refundable investment tax credits	23,741
Prepaid expenses and other current assets	82,474
Deferred tax asset, less valuation allowance of $2,217,000	-
Total current assets	1,566,431

Deferred financing costs	22,988
Property and equipment, less accumulated depreciation of $143,294	34,210

Total Assets	$ 1,623,629

LIABILITIES AND DEFICIENCY IN ASSETS

Current Liabilities:
Accounts payable and accrued expenses	$ 1,770,126
Due to related parties	1,153,281
Short-term advances from related party	147,985
Total current liabilities	3,071,392

Long-term Liabilities:
Loans payable	1,169,851
Total liabilities	4,241,243

Commitments and contingencies (Note 8)

Deficiency in assets:
Preferred stock - $.0001 par value; authorized 5,000,000 shares, none issued
Common stock - $.0001 par value; authorized 50,000,000 shares,
issued and outstanding 29,126,160 shares	2,912
Additional paid-in capital	11,893,394
Accumulated other comprehensive loss	(273,117)
Deficit accumulated during the development stage	(14,240,803)
Deficiency in assets	(2,617,614)
Total Liabilities and Deficiency in Assets	$ 1,623,629

See Notes to Consolidated Financial Statements

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENTS OF OPERATIONS (expressed in U.S. dollars and unaudited)

	Three months ended		Nine months ended		Period from
					November 19, 1996
	June 30,	June 30,	June 30,	June 30,	(inception) to
	2004	2003	2004	2003	June 30, 2004

Revenue	$ 5,957	$ -	$ 9,118	$ -	$ 612,613

Expenses:
Research and development costs	45,774	115,638	145,828	267,984	2,990,754
Professional fees	82,372	193,319	125,040	360,416	2,506,640
General and administrative	71,297	70,394	243,614	250,506	5,750,004
Interest and financing costs	42,193	33,206	116,044	110,853	2,562,018
Depreciation and amortization	5,998	11,046	27,843	32,038	522,369
Total expenses	247,634	423,603	658,369	1,021,797	14,331,785

Net loss before other income (expenses)	(241,677)	(423,603)	(649,251)	(1,021,797)	(13,719,172)

Gain from sale of Astris options	-	-	-	95,000	95,000
Impairment of investment	-	-	-	-	(210,000)
Share of loss of equity investee	(140,567)	-	(406,631)	-	(406,631)

Net loss	$ (382,244)	$ (423,603)	$(1,055,882)	$ (926,797)	$ (14,240,803)

Loss per common share - basic and diluted	($0.01)	($0.02)	($0.04)	($0.05)

Weighted-average number of common
shares outstanding - basic and diluted	27,829,590	20,412,859	27,085,713	19,764,557

See Notes to Consolidated Financial Statements

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (expressed in U.S. dollars and unaudited)

					Period from
	Three months ended		Nine months ended		November 19, 1996
	June 30,	June 30,	June 30,	June 30,	(inception) to
	2004	2003	2004	2003	June 30, 2004

Net Loss	$(382,244)	$(423,603)	$(1,055,882)	$ (926,797)	$ (14,240,803)

Other comprehensive income (loss):
Foreign currency translation, net of income tax benefit	73,150	(159,215)	725	(286,247)	(273,117)

Comprehensive loss	$(309,094)	$(582,818)	$(1,055,157)	$(1,213,044)	$ (14,513,920)

See Notes to Consolidated Financial Statements

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (expressed in U.S. dollars and unaudited)

			Cumulative, from
	Nine months ended		November 19, 1996
	June 30,	June 30,	(inception) to
	2004	2003	June 30, 2004

Cash flows from operating activities:
Net loss	$ (1,055,882)	$ (926,797)	$ (14,240,803)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	27,843	32,038	532,521
Financing fees paid with share purchase warrants	11,285	-	11,285
Stock based compensation - stock options	-	-	-
Allowance for doubtful accounts	21,535	-	164,535
Accrued interest on advances from unrelated third party	-	52,194	-
Noncash interest on advances settled with related party	-	-	28,604
Common stock issued to founders	-	-	146,801
Noncash compensatory charge on stock issued to an officer	-	-	3,018,815
Common stock issued for services	135,967	-	642,374
Noncash compensatory charge on stock options issued to an officer	-	16,196	275,950
Noncash compensatory charge for extension of the expiration date of options	-	-	282,875
Issuance of compensatory stock options	-	-	524,078
Issuance of compensatory stock warrants	-	-	2,185,992
Impairment of license and technology costs	-	-	253,480
Impairment of property and equipment	-	-	272,589
Gain from sale of assets	(26,290)	(95,000)	(121,290)
Gain on settlement of debts	(127,865)		(127,865)
Impairment of investments	-	63,000	210,000
Share in loss of equity investee	406,631	-	406,631
Changes in operating assets and liabilities:
Increase in accounts receivable	(35,815)	28,022	(178,815)
Increase in refundable investment tax credits	(176)	(1,595)	(23,741)
(Increase) decrease in prepaid expenses and other current assets	(81,921)	(2,506)	(82,474)
Increase in accounts payable and accrued expenses	556,901	535,307	1,999,428
Net cash used in operating activities	(167,787)	(299,141)	(3,819,030)

Cash flows from investing activities:
Proceeds from sale of Astris options	-	95,000	95,000
Purchases of property and equipment	5,000	-	(197,915)
Acquisition of license and technology	-	-	(4,927)
Acquisition of shares of equity investee	(765,195)	-	(765,195)
Cash provided by (used in) investing activities	(760,195)	95,000	(873,037)

Cash flows from financing activities:
Proceeds from related parties' advances	117,062	261,107	1,400,627
Proceeds from issuance of debentures	-	77,962	497,678
Proceeds from short term advances	-	-	146,889
Proceeds from loan payable, net	844,452	1,244	1,210,929
Proceeds from issuance of common stock, net of offering costs	-	-	2,150,329
Proceeds from issuance of common stock upon exercise of warrants and options	-	-	97,505
Repayment of debentures	-	-	(497,678)
Net cash provided by financing activities	961,514	340,313	5,006,279

Effect of exchange rate changes on cash and equivalents	(38,070)	(139,158)	(311,912)
Net increase (decrease) in cash and equivalents	(4,538)	(2,986)	2,300
Cash and equivalents at beginning of period	6,838	5,532	-
Cash and equivalents at end of period	$ 2,300	$ 2,546	$ 2,300

See Notes to Consolidated Financial Statements

ENERGY VISIONS INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (expressed in U.S. dollars and unaudited)

Cumulative, from
	Nine months ended		November 19, 1996
	June 30,	June 30,	(inception) to
	2004	2003	June 30, 2004

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$ 22,943	$ 12,246	$ 241,491

Income taxes paid	$ -	$ -	$ -

Supplemental schedule of noncash investing and financing activities:

Issuance of common stock for payment of laboratory equipment	$ -	$ -	$ 450,000

Issuance of common stock in satisfaction of debt related to acquisition of
license and technology	$ -	$ -	$ 450,000

Issuance of common stock for payment of advances owed to an officer	$ -	$ -	$ 275,950

Issuance of stock warrants to debenture holders in connection with extension of
maturity dates	$ -	$ -	$ 1,308,336

Issuance of common stock to agent for extension of maturity dates	$ -	$ -	$ 75,170

Issuance of stock warrants for related party advances	$ -	$ -	$ 29,663

Issuance of common stock in exchange for preferred stock
of Pure Energy Inc.	$ -	$ 210,000	$ 210,000

Issuance of common stock to consultants for services	$ -	$ 89,641	$ 89,641

Sale of assets for accounts receivable	$ 45,000	$ -	$ 45,000

Purchase of equity investment for common stock	$ 1,050,001	$ -	$ 1,050,001

Issuance of common stock to settle accounts payable	$ 101,437	$ -	$ 101,437

See Notes to Consolidated Financial Statements

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1.

Basis of Presentation:

The financial statements at June 30, 2004, and for the three-month and nine-month periods ended June 30, 2004 and 2003, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and also the results of operations, contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2003. The results of operations for the three month and nine month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.

The Company is in the development stage and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of $1,055,882 and $926,797 for the nine month periods ended June 30, 2004 and 2003, and $14,240,803 since its inception in 1996.  The Company has had limited revenue during those periods. There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its product development and marketing efforts and/or other unforeseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company is seeking other funds through additional debt or equity financing and potential collaborative arrangements. Such additional funds may not be available on terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

b)

October 2003 acquisition of investment in Pure Energy Inc.

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

On November 11, 2002, the Company entered into a letter of intent agreement with Rabih Holdings Ltd. ("Rabih") to acquire control of 51% of the common shares of Pure Energy Inc. ("PEI") on or before December 16, 2002. No such acquisition was completed since the Company was not successful in raising the necessary additional equity financing. The transaction was partially completed, however, on November 13, 2002 by the issuance of 1,000,000 shares of the Company's common stock to PEI in exchange for 1,000,000 shares of PEI's preferred stock. The 1,000,000 shares of PEI preferred stock were convertible into 7,097,857 common shares of PEI, representing approximately 26% of the total then outstanding common shares of PEI, (assuming conversion of the convertible preferred stock), at approximately Cdn $0.14 per PEI common share.

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

During the three and nine-month periods ended June 30, 2004, the Company recorded in its financial statements its share of the net loss of PEI for the three month and nine-month periods ended April 30, 2004, in amounts of $140,567 and $406,631. The fiscal year of PEI ends on October 31 and it was impractical to obtain concurring quarterly statements of PEI in a timely fashion.

The financial results of PEI during the three and nine month periods ended April 30, 2004, expressed in Canadian dollars, are as follows:

	3 month period	9 month period
Sales	$1,224,151	$4,847,711
Gross margin (loss)	156,937	22,534
Net loss from continuing operations	(389,606)	(1,115,107)
Net loss	(389,606)	(1,115,107)

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

4.

Due To Related Parties:

Advances and accrued liabilities amounting to approximately $1,153,000 (including accrued interest of approximately $79,000) at June 30, 2004, from the Company’s president and chief executive officer, a company controlled by this individual and the spouse of this individual are reflected in current liabilities in the accompanying consolidated balance sheet. Advances are due on demand.

Pursuant to a factoring agreement between the Company and PEVI in effect as at June 30, 2004, the Company has accrued interest payable to PEVI regarding such arrangements in the amount of approximately $8,100 during the nine month period ended June 30, 2004.

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

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

On April 19, 2004, the Company issued 169,742 shares of common stock to the Alberta Research Council Inc. (“ARC”) to settle liabilities of Cdn $214,504 for resources and services provided from the inception of its agreement with ARC through the period ended February 29, 2004 at $0.94 per common share (Cdn $1.2637 per common share). A resulting gain of $127,865 has been accounted for as a recovery of research and development costs.

Additionally, on April 19, 2004, the Company issued 313,899 shares of common stock to the ARC in respect of the Company’s agreement respecting outstanding amounts owed to ARC at $0.22 per common share (Cdn $0.30 per common share) for no additional consideration.

Additionally, on April 19, 2004, the Company issued 443,667 shares of common stock to the ARC in escrow for research and development services to be provided by ARC in the period of March 1 through September 30, 2004. Such shares were issued at $0.22 per common share (Cdn $0.30 per common share) for no additional consideration. The escrowed shares will be released from escrow as research and development services are provided. As of June 30, 2004, ARC has billed for Cdn $22,427 of a total of Cdn $133,100 in services to be provided and no shares have been released from escrow.

On June 28, 2004, 500,000 shares were issued to a contractor for $37,133 (Cdn $50,000) for research and development services at a price of $0.07 (Cdn $.10) per share.

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

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and net loss per common share for the three and nine month periods ended June 30, 2004 and 2003 would have been as follows:

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

     Three Months Ended                     Nine months Ended

               June 30,                                        June 30,

      2004

     2003

           2004             2003__

Net loss, as reported

$(382,244)        $(423,603)          $(1,055,882)      $(926,797)

Add: Total stock-based compensation expense

determined under the intrinsic value method                      -                         -                             -               -

Deduct:  Total stock-based compensation

expense determined under fair value based

method for all awards

    (10,524)

              -                  (37,278)             -____

Pro forma net loss

$(392,768)

$(423,603)         $(1,093,160)      $(926,797)

Loss per common share – basic and diluted

As reported

     $(0.01)

    $(0.02)                 $(0.04)            $(0.05)

Pro forma

     $(0.01)

    $(0.02)                 $(0.04)            $(0.05)

7.

Warrants

At June 30, 2004, the Company had issued and outstanding 641,000 warrants to purchase common shares of the Company exercisable as follows:

Quantity of Warrants	Exercise Price	Expiry Date
600,000	Cdn. $0.25	October 24, 2005
36,000	Cdn. $0.25	December 31, 2005
5,000	Cdn. $0.35	December 31, 2005

The Company recorded a deferred financing charge with respect to the issue of these warrants using the Black-Scholes method, applying a 3.26% risk free rate, a volatility of approximately 82% and a term of two years, in the amount of $34,273.

8.

Commitments and Contingencies:

As of June 30, 2004, the guarantee of the Company and its president and chief executive officer in regards to the factoring agreement, remains in effect (Note 4).

9.

Subsequent Events

The Company’s shares were, at the Company’s request, delisted from trading on TSX Venture Exchange (“TSXV”) in Canada at the close of business on August 13, 2004. Such delisting was pursuant to its November 2003 announcement that it intended to restructure the Company in a manner which would provide shareholders of the Company with shares of a successor company which would trade solely on the TSXV. Energy Ventures Inc. (Canada), the Company’s 100% owned Canadian operating subsidiary, intends to change its name Energy Visions Canada Inc., (“EVC”), and apply for a listing on the TSXV. The total restructuring is subject to the approvals of both TSXV and the Ontario Securities Commission. The re-listing of EVC on the TSXV is expected shortly.

ENERGY VISIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

The purpose of the restructuring is to provide the Company’s shareholders with a continued interest in the existing battery and fuel cell business but substantially reduce the Company’s administrative costs which at present include the heavy burden of maintaining public company status in both Canada and the United States.

Once all the necessary approvals are received the Company will distribute shares of EVC to all current shareholders of the Company on a one-for-one basis. The assets and liabilities of the Company will be conveyed to EVC, which will continue to operate under historical management.

Once a distribution of the shares of the Canadian subsidiary to the Company shareholders is accomplished, and a reverse takeover of the Company is completed, shareholders will continue to own a pro-rata share of the Company’s ongoing business. The Company will continue to be listed on OTCBB under a new name and new management. Shareholders will retain a significantly diluted position in that company along with their share of the Company’s existing enterprise.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

June 30, 2004

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

This report is for the three and nine-month periods ended June 30, 2004.  The reader is directed to the Company’s Annual Report on Form 10-KSB filing for more information about the Company. Accordingly, this section will primarily discuss the Company's position as of the filing date hereof.

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

In October, 2003, the Company acquired a 49.6% shareholding in Pure Energy Inc. (“PEI”) which company, through Pure Energy Battery Inc., now named Pure Energy Visions Inc., owns and operates a technologically advanced battery manufacturing facility located in Amherst, Nova Scotia which has a capability of making more than 100,000,000 batteries annually. At the date hereof, the Company owns 47,664,961 common shares representing approximately 49.6% of PEI which is administered by a three person Board of Directors of which the Company can currently nominate one director only.

Comparative Disclosure

During the quarter ended June 30, 2004, we were still a development stage company and have yet to achieve significant revenues. There were revenues of approximately $6,000 in the three-month period and $9,000 in the nine month period ended June 30, 2004, and none in the prior year. We do not expect significant revenue sources until we successfully complete the commercialization of our rechargeable battery technologies which we currently expect to achieve in late calendar 2004.

Our expenses in the quarters ended June 30, 2004 and 2003 totaled approximately $248,000 and $424,000, respectively, resulting in a decrease of approximately 42%. This decrease was the result of a lessened level of activity in almost all areas of expenditure.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

June 30, 2004

One of the more significant costs included above are our research and development costs approximating $46,000 in the current quarter, representing an approximately 60% decrease compared to the prior year's comparative value of approximately $116,000. Our research and development expenses in the nine month periods ended June 30, 2004 and 2003 totaled approximately $146,000 and $268,000, resulting in a decrease of approximately 46%. The current year value includes a credit of approximately $126,000 in respect of the issue of common shares to ARC, in respect of research and development debt due, at a value higher than market value. Research and development activities are currently primarily conducted in Calgary, Alberta. Professional fees decreased significantly from approximately $193,000 for the quarter ended June 30, 2003, to approximately $82,000 in 2004, a decrease of approximately 58%. In the nine month periods, such expenses decreased by approximately 65% from approximately $360,000 in 2003 to approximately $125,000 in 2004. We incurred only modest professional fees in the current year. The nine month values include a credit adjustment of approximately $34,000 in respect of a fee settlement with our prior auditors and a lower than anticipated September 2003 audit fee. General and administrative expenses were approximately $71,000 in each of the quarters ended June 30, 2004 and 2003.

During the nine month period ended June 30, 2003, we received $95,000 in proceeds from the sale of Astris options to an unrelated third party. No similar transaction occurred in the current year’s comparable period.

Interest and financing costs increased by approximately $9,000 or approximately 27% in the current quarter from approximately $33,000 in 2003 to approximately $42,000 in 2004. The increased expenditure primarily relates to interest on a borrowing of Cdn. $1,000,000 from Rabih Holdings Limited in October 2003, used to acquire common shares of Pure Energy Inc.

We report in our statements of earnings, the Company’s equity share of the results of 49.6% owned Pure Energy Inc. Our share of the Pure Energy Inc. loss in the quarter to June 30, 2004, was approximately $141,000. There is no comparative value in the prior year.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements and the data used to prepare them. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  On an on-going basis, we re-evaluate our judgements and estimates including those related to revenue, bad debts, long-lived assets and income taxes. We base our estimates and judgements on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

Development Stage Company

We are considered to be in the development stage as we devote substantially all of our efforts to establishing a new business through activities such as financial planning, raising capital and research and development.

Revenue Recognition

We recognize revenue when services are performed and collectibility is reasonably assured.  Additionally, licensing fees are recognized ratably over the term of the license agreement.

We maintain an allowance for doubtful accounts for losses that management estimates will arise from its customers inability to make required payments or disputes that arose over terms to be met in agreements with customers.  We make our estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

June 30, 2004

Accounting for Income Taxes

We record a valuation allowance to our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net amount recorded, an adjustment to the deferred tax asset would increase income in the period such determination has been made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made. A 100% valuation allowance in the amount of $2,217,000 has been recorded against our deferred tax asset at June 30, 2004. The valuation allowance consists principally of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the utilization of such deductions is not reasonably assured since our Company has not yet reached profitability.

Valuation of Long-Lived Assets

We identify and record impairment on long-lived assets, when events and circumstances indicate that such assets have been impaired. We periodically evaluate the recoverability of our long-lived assets based on expected undiscounted cash flows, and recognize impairment, if any, based on the expected discounted cash flows.  Factors we consider important which could trigger an impairment review include the following:

*

Significant negative industry trends;

*

Significant adverse change in the extent or manner of its use;

*

Current period operating or cash flow loss combined with a history of operating or cash flow losses.

During fiscal year 2002, we recorded impairment losses related to our license and technology costs of $253,480 and impairment losses related to our property and equipment of $272,589.

Liquidity

At June 30, 2004, we had $2,300 in cash on hand and a working capital deficiency of approximately $1,505,000. Our working capital deficiency includes approximately $1,153,000 owed to our President and Chief Executive Officer, to a company controlled by this individual and the spouse of our President and Chief Executive Officer.

We currently estimate we will have approximately $50,000 in monthly expenses and no revenues. Anticipated cash receipts are insufficient to service our cash needs.  Accordingly, we have insufficient cash to continue our operations and will be dependent upon our creditors until new financing arrangements are completed.

We are in need of new capital to support our growth and technology, research and development costs, and to fund expanded capital facilities. EVI’s management is actively seeking new debt and equity funding. There can be no assurance that such financings will be successful and if it is not successful we will have to cease all operations.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

June 30, 2004

Item 3. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2004. In designing and evaluating our disclosure controls and procedures, the Company and our management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. These limitations are enhanced by the fact that our accounting department consists of one individual. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired objectives. Additionally, in evaluating and implementing possible controls and procedures, our management was required to apply its reasonable judgement. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2004, our disclosure controls and procedures were effective (at the “reasonable assurance” level mentioned above) to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

From time to time, our Company and management have conducted and will continue to conduct further reviews and, from time to time, put in place additional documentation, of our disclosure controls and procedures, as well as our internal control over financial reporting. We may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that our systems evolve with, and meet the needs of our business. These changes may include changes necessary or desirable to address recommendations of our management, counsel and/or independent auditors, including any recommendations of our independent auditors arising out of their audits and reviews of our financial statements. These changes may include changes to our own systems, as well as to the systems of businesses that we have acquired or may acquire in the future and will, if made, be intended to enhance the effectiveness of our controls and procedures. We are also continually striving to improve our management and operational efficiency and we expect that our efforts in that regard will from time-to-time directly or indirectly affect our disclosure controls and procedures, as well as our internal control over financial reporting.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

June 30, 2004

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2002, an action was commenced in Vancouver, British Columbia, by Mr. Dale Hueser and August Capital Corp. (the "Plaintiffs") against Energy Ventures Inc. (Canada), a wholly-owned subsidiary of ours. The Plaintiffs contend that they were entitled to a commission of Cdn. $120,000 to Cdn. $200,000 in respect of equity raised pursuant to our successful initial public offering in 2001. We believe that the claim is without merit and are in process of vigorously defending it.

On April 1, 2002, we announced that we and our major shareholders had commenced an action in the Ontario Superior Court of Justice against Northern Securities Inc., Vic Alboini and Stature Inc. claiming, among other relief, damages for breach of contract, negligence and breach of fiduciary duties in connection with EVI's private and public financings in 2000 and 2001 and trading activities by Northern Securities Inc. in EVI common shares since August 23, 2001. The defendants have taken steps to defend against the lawsuit and to counterclaim against us and others. A trial date will be scheduled by the court on November 17, 2004.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders.

None.

Item 5. Other Information.

On August 13, 2004, Dr. Phil Whiting and Messrs Chris Lundstrom and Anthony H. Mehta resigned from the Board of Directors and Ms. Faye Paulson and Mr. Gordon Wiltse were appointed directors.

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a) - Hartford

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a) - Wiltse

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 - Hartford

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 - Wiltse

(b)

Reports on Form 8K.

None.

ENERGY VISIONS INC. AND SUBSIDIARIES

FORM 10-QSB

June 30, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY VISIONS INC.

/s/Gordon Wiltse

_______________________________________

By: Gordon Wiltse

Chief Financial Officer

Dated: 31st day of August, 2004