Form 10KSB
period 2004-09-30
LIONS PETROLEUM, INC
filed 2005-03-17
CIK 1048407

========================
                                              OMB APPROVAL
                                              OMB Number: 3235-0420
                                              Expires: April 30, 2006
                                              Estimated average burden
                                              hours per response: 1646
                                              ========================

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For Fiscal Year Ended September 30, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission File Number 000-30285


                       LIONS PETROLEUM INC.
    ----------------------------------------------------------
   (Name of small business issuer as Specified in its Charter)

           Issuer's telephone number: (720) 359-1604

          Delaware
-------------------------------     -----------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

   600 17th Street, Suite 2800 South, Denver, CO, 80202, U.S.A.
-------------------------------------------------------------------
      (Address of Principal Executive Offices)    (Zip Code)

              Issuer's telephone number 720-359-1604

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-8 is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Issuer as of March 2, 2005: $109,223

The number of shares outstanding of Issuer's common stock as of March 2, 2005:
Approximately 145,631.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

State issuer's revenues for the most recent fiscal year:  none

                        TABLE OF CONTENTS


                              PART I

Item 1.  Description of Business...........................................2
Item 2.  Description of Property...........................................3
Item 3.  Legal Proceedings.................................................3
Item 4.  Submission of Matters to a Vote of Security Holders...............4

                             PART  II

Item 5.  Market for Common Equity and Related Stockholder Matters..........4
Item 6.  Plan of Operation.................................................6
Item 7.  Financial Statements..............................................7
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................24
Item 8A. Controls and Procedures..........................................24
Item 8B. Other Information................................................24

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act................24
Item 10. Executive Compensation...........................................26
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................26
Item 12. Certain Relationships and Related Transactions...................27
Item 13. Exhibits.........................................................27
Item 14. Principal Accountant Fees and Services...........................28
Signatures................................................................29


                              PART I

ITEM 1. BUSINESS

Important background information

Before carefully reading the substantive parts of this section, there is some background information about us that you should know. We feel this information will help you understand us a little better and will make the following sections more meaningful.

The Company was incorporated on June 24, 1996, under the laws of the State of Delaware under the name O.P.D. Acquisitions, Inc. Pursuant to a share exchange agreement dated September 30, 1997 (the "EVI Canada Share Exchange Agreement"), the Company acquired all of the issued and outstanding shares in the capital of Energy Ventures Inc. (Canada), a company incorporated under the laws of the Province of Ontario, on November 19, 1996. On October 27, 1997, the Company filed articles of amendment to change its name to Energy Ventures Inc. On July 23, 2001, the Company filed articles of amendment to change its name to Energy Visions Inc. On September 14, 2004, shareholders of the Company holding a majority of the issued and outstanding shares of the Company authorized a consolidation of the issued and outstanding common shares of record as of September 20, 2004, on the basis of one new common share for each 200 existing common shares. Such share consolidation was effective November 7, 2004.

On October 21, 2004, the Company filed articles of amendment to change its name to Lions Petroleum Inc. On January 4, 2005, Energy Ventures Inc. (Canada) by Articles of Amendment changed its name to Pure Energy Visions Corporation ("EVI Canada").

On February 9, 2005, the Company's Board of Directors approved the issue of Special Warrants in its capital, to issued and outstanding common shareholders as of September 20, 2004. On the basis that such Special Warrants grant, to each holder thereof, the right to acquire, without any additional consideration, shares in the capital of EVI Canada owned by the Company, on the basis of one (1) common share of EVI Canada for each one (1) common share held by the shareholder in the Company. Such Special Warrants may be exercised by each holder thereof during a period of 18 months from the September 20, 2004, the date of issuance but such Special Warrants shall be exercised automatically on the day of issuance, by the Ontario Securities Commission, of a receipt for a final prospectus in respect of the distribution of the securities of EVI Canada being acquired by the holders of the Special Warrants upon exercise of such Special Warrants and further, shall be exercised automatically on the expiry date of the Special Warrants.

As a result of the above transaction, the Company has determined that at September 30, 2004 it no longer has ownership of EVI Canada. And the Company, as a result, has no subsidiaries or business as at September 30, 2004.

The registered office of the Company is located at 701 Renner Road, Newcastle County, Wilmington, DE, 19810. The principal business office of the Company is located at 600 17th Street, Suite 2800 South, Denver, CO, 80202, U.S.A.

As used in this filing, except as otherwise required by the context, reference to the "Company", "Lions", "Lions Petroleum" or "EVI", means Lions Petroleum Inc. References to "EVI Canada" mean Pure Energy Visions Corporation.

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

Overview

At September 30, 2004, as a result of the issue of Special Warrants as set out above, Lions Petroleum had no business, the historical business related to fuel cells and batteries now being considered to be a discontinued business. It is the intent of Lions Petroleum to acquire in due course certain oil and gas assets.

Lions Petroleum will, once such oil and gas assets are acquired, be in the business of the acquisition and development of oil and gas properties throughout North America. Lions Petroleum Inc. proposes to enter into a four percent working interest in the Stuart Estate 61 #1, #6 and #12 lease and wells in Palo Pinto County, Texas. This is part a highly prolific and very active gas field in the Martex light gas reservoir play situated in North Texas.

Business Strategy

The Company intends, in the near future, to be in the business of the ownership and exploration of oil and gas properties.

Employees

Lions currently has no full or part time employees. Upon the acquisition of oil and gas assets as set out above, the Company intends to hire additional employees to manage and administer such oil and gas business.

ITEM 2. DESCRIPTION OF PROPERTY

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

In May 2002, an action was commenced in Vancouver, British Columbia, by Mr. Dale Hueser and August Capital Corp. (the "Plaintiffs") against Energy Ventures Inc. (Canada). The Plaintiffs contend that they were entitled to a commission of Cdn. $120,000 to Cdn. $200,000 in respect of equity raised pursuant to EVI's successful initial public offering in 2001. A settlement agreement is currently being finalized which contemplates a cash settlement to be paid to the Plaintiffs and the future issue to the Plaintiffs of shares of EVI Canada.

On April 1, 2002, the Company announced that it and its major shareholders had commenced an action in the Ontario Superior Court of Justice against Northern Securities Inc., Vic Alboini and Stature Inc. claiming, among other relief, damages for breach of contract, negligence and breach of fiduciary duties in connection with Lions' private and public financings in 2000 and 2001 and trading activities by Northern Securities Inc. in EVI's common shares since August 23, 2001. The defendants have taken steps to defend against the lawsuit and to counterclaim against the Company and others. The matter is still under active negotiation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 14, 2004, a majority (52.84%) of the Company's shareholders, representing 13,389,623 shares of common stock (76,948 shares post consolidation), approved by resolution the following matters:

  a) the change of name of the Company from Energy Visions Inc. to Lions Petroleum Inc.
  b) a consolidation of the issued and outstanding common shares of the Company as at September 20, 2004 on the basis of one new common share for each 200 existing common shares.

By Certificate of Amendment dated October 18, 2004, the name of the Company became Lions Petroleum Inc.

The consolidation of the issued and outstanding common shares became effective on November 7, 2004. However the financial statements of the Company as at September 30, 2004 have been amended to reflect such consolidation.

On February 9, 2005, the board of directors approved by resolution the issue of Special Warrants in the capital of the Company, to issued and outstanding common shareholders as of September 20, 2004. On the basis that such Special Warrants grant, to each holder thereof, the right to acquire, without any additional consideration, shares in the capital of EVI Canada owned by the Company, on the basis of one (1) common share of EVI Canada for each one (1) common share held by the shareholder in the Company. Such Special Warrants may be exercised by each holder thereof during a period of 18 months from September 20, 2004, the date of issuance, but such Special Warrants shall be exercised automatically on the day of issuance, by the Ontario Securities Commission, of a receipt for a final prospectus in respect of the distribution of the securities of Ventures being acquired by the holders of the Special Warrants upon exercise of such Special Warrants and further, shall be exercised automatically on the expiry date of the Special Warrants.

                             PART II

ITEM 5. MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The authorized share capital of the Company consists of 50,000,000 common shares and 5,000,000 preferred shares, each with a par value of $0.0001, of which, as of December 31, 2004 and as a result of the share consolidation referred to above, approximately 145,631 common shares and no preferred shares were issued and outstanding.

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

Lions' common shares are listed for trading on the OTC Bulletin Board under the symbol "LPET". A trading market previously existed pertaining to Lions' common shares issued in connection with a share offering, registered in Canada but not in the US, and completed in August 2001 and to certain later common share issues. These common shares were ineligible for purchase by a US citizen or company. Such market was on the TSX Venture Exchange (formerly the Canadian Venture Exchange - TSX) under the symbol "EVI.S". These shares were delisted from trading effective August 14, 2004, at the request of the Company. All common shares now trade on the OTC Bulletin Board.

The closing price of the common shares on the OTC Bulletin Board on March 2, 2005, was $0.75. The following table sets forth in US dollars, information relating to the trading of the common shares on the OTC Bulletin Board, for the fiscal periods indicated:

                               High         Low
     2003
     First Quarter             $0.35        $0.07
     Second Quarter            $0.18        $0.07
     Third Quarter             $0.20        $0.07
     Fourth Quarter            $0.25        $0.06

     2004
     First Quarter             $0.20        $0.07
     Second Quarter            $0.24        $0.12
     Third Quarter             $0.25        $0.07
     Fourth Quarter            $0.12        $0.03

     2005
     First Quarter             $0.07        $0.02


On November 6, 2003 the Company announced that it had entered into an agreement with the intention to restructure the Company in a manner which would provide shareholders of the Company with an equal number of equity shares of a successor company which would trade on the TSX Venture Exchange. After the spin-off of EVI Canada, the Company's shares will continue to trade on the NASD OTCBB listing. The Company issued a number of press releases which set out the progress of the restructuring efforts. Lions had intended to distribute to its common shareholders, all of its shares in EVI Canada by way of a share dividend. Lions was recently advised that a prospectus must be filed with the applicable securities regulators in order to facilitate the distribution of the common shares in the capital of EVI Canada held by Lions to its shareholders.

In order to expedite the spin-off, Lions, with the consent of a majority of its shareholders, issued as at September 20, 2004, Special Warrants on the basis of one (1) Special Warrant for every share of EVI Canada Each Special Warrant entitles the shareholders of record as at September 20, 2004, without the payment of any additional consideration, to acquire one (1) common share in the capital of EVI Canada held by Lions.

As a result of the above transaction, the Company has determined that at September 30, 2004, it no longer has ownership of EVI Canada. And the Company, as a result, has no subsidiaries or business as at September 30, 2004.

Holders

As of March 2, 2005, the Company had approximately 567 shareholders of our common stock.

Dividends

Lions had intended to distribute to its common shareholders, all of its shares in EVI Canada by way of dividend. Lions has recently been advised that a prospectus must be filed with the applicable securities regulators in order to facilitate the distribution of the common shares in the capital of Pure Energy held by Lions to its shareholders

The Company currently intends to retain future earnings, if any, for use in its business and does not anticipate paying dividends on the common shares in the foreseeable future. Any determination to pay any future dividends will remain at the discretion of the Board of Directors of the Company and will be made taking into account its financial condition and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

None.

ITEM 6.   PLAN OF OPERATION

At September 30, 2004, Lions had no business. Its historic business, the research and development of technology for use in the manufacture of fuel cells and batteries, was then considered to be discontinued as a result of the issue, to shareholder of Lions as at September 20, 2004 of Special Warrants in its capital. Such Special Warrants granted, to each holder thereof, the right to acquire, without any additional consideration, shares in the capital of EVI Canada owned by the Company, on the basis of one (1) common share of EVI Canada for each one (1) common share held by the shareholder in the Company. Such Special Warrants may be exercised by each holder thereof during a period of 18 months from September 20, 2004, the date of issuance, but such Special Warrants shall be exercised automatically on the day of issuance, by the Ontario Securities Commission, of a receipt for a final prospectus in respect of the distribution of the securities of Ventures being acquired by the holders of the Special Warrants upon exercise of such Special Warrants and further, shall be exercised automatically on the expiry date of the Special Warrants.

Lions intends, in due course, to acquire certain oil and gas assets. Once such oil and gas assets are acquired, Lions will be in the business of the acquisition and development of oil and gas properties throughout North America. Lions specifically proposes to enter into a four percent working interest in the Stuart Estate 61 #1, #6 and #12 lease and wells in Palo Pinto County, Texas. This is part a highly prolific and very active gas field in the Martex light gas reservoir play situated in North Texas.

Exploration Stage Company

The Company is considered to be in the exploration stage. We had no business as at September 30, 2004, and intend to devote substantially all of our efforts to establishing a new business, in the field of oil and gas, through activities such as financial planning, raising capital and resource development.

ITEM 7. FINANCIAL STATEMENTS


                                                         LIONS PETROLEUM INC.
                      formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                               (an exploration stage company)

                                                                    CONTENTS
                                                          September 30, 2004
-----------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm            8

Consolidated Financial Statements:

   Balance Sheets                                                  9
   Statements of Operations                                       10
   Statements of Comprehensive Operations                         11
   Statements of Stockholders' Equity (Deficiency)                12
   Statements of Cash Flows                                       13
   Notes to Consolidated Financial Statements                  14-23

Dohan and Company                           7700 North Kendall Drive 200
Certified Public Accountants                Miami, Florida    33156-7578
A Professional Association                  Telephone     (305) 274-1366
                                            Facsimile     (305) 274-1368
                                            Email         info@uscpa.com
                                            Internet       www.uscpa.com


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     -------------------------------------------------------


To the Board of Directors and Stockholders
Lions Petroleum Inc. f/k/a Energy Visions Inc. and Subsidiaries
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Lions Petroleum Inc. f/k/a Energy Visions Inc. and Subsidiaries (the Company) as of September 30, 2004, and the related consolidated statements of operations, comprehensive operations, cash flows and deficiency in assets for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lions Petroleum Inc. f/k/a Energy Visions Inc. and Subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has disposed of its historic business and is now an exploration stage company as of September 20, 2004. It has a deficiency in assets that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Dohan and Company, CPA's, P.A.

Miami, Florida
February 18, 2005

                                                         LIONS PETROLEUM INC.
                    previously known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                               (an exploration stage company)
                                                 CONSOLIDATED BALANCE SHEETS
                                                  (expressed in U.S. dollars)
------------------------------------------------------------------------------


September 30,                                                           2004
------------------------------------------------------------------------------

ASSETS

Current Assets:
  Prepaid expenses and other current assets                               44
  Deferred tax asset, less valuation allowance of $686                     -
------------------------------------------------------------------------------

    Total current assets                                                  44
------------------------------------------------------------------------------
    Total Assets                                                 $        44
==============================================================================


LIABILITIES AND DEFICIENCY IN ASSETS

Current Liabilities:
  Accounts payable and accrued expenses                          $   479,929
------------------------------------------------------------------------------
    Total liabilities                                                479,929
------------------------------------------------------------------------------

Commitments and contingencies (Note 7)

Deficiency in assets:
  Preferred stock - $.0001 par value; authorized
   5,000,000 shares, none issued                                           -
  Common stock - $.0001 par value; authorized 50,000,000
   shares, issued and outstanding 145,631 shares                          15
  Additional paid-in capital                                      11,896,291
  Accumulated other comprehensive loss                              (471,831)
  Deficit accumulated during the exploration stage                    (4,574)
  Deficit                                                        (11,899,786)
------------------------------------------------------------------------------
    Deficiency in assets                                            (479,885)
------------------------------------------------------------------------------
    Total Liabilities and Deficiency in Assets                   $        44
==============================================================================










             See accompanying notes to the consolidated financial statements.


                                                                    LIONS PETROLEUM, INC.
                                  formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                           (an exploration stage company)
                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (expressed in U.S. dollars)
--------------------------------------------------------------------------------------------

                                        Year ended     Year ended    September 21, 2004
                                        September 30,  September 30, (new business start)
                                        2004           2003          to September 30, 2004
                                                       (restated)
------------------------------------------------------------------------------------------
Revenue                                 $           -  $          -  $           -

Expenses:
  Research and development costs                    -         2,753              -
  Professional fees                            91,328       231,817          2,495
  General and administrative                   41,818        89,372          1,143
  Interest and financing costs                 34,273        14,511            936
  Expenses recovered from subsidiary         (133,146)     (322,257)             -
-------------------------------------------------------------------------------------------
Total expenses                                 34,273        16,196          4,574
-------------------------------------------------------------------------------------------

Net loss before other income(expense)         (34,273)      (16,196)        (4,574)

Other income (expense):

Gain from sale of Astris options                    -        95,000              -
Income (loss) from discontinued
 operations, net of income tax effect       1,314,834    (1,279,684)             -
-------------------------------------------------------------------------------------------
Total other income (expense)                1,314,834    (1,184,684)             -
-------------------------------------------------------------------------------------------

Net gain or (loss)                     $    1,280,561  $ (1,200,880) $      (4,574)
===========================================================================================

Gain (loss) per common share -
 basic and diluted                     $         9.21  $     (12.01)
===========================================================================================

Weighted-average number of common
shares outstanding - basic and diluted        139,027        99,961
===========================================================================================





                            See accompanying notes to the consolidated financial statements.





<CATION>

                                                                      LIONS PETROLEUM INC.
                                   formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                             (a development stage company)
                                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                                               (expressed in U.S. dollars)
------------------------------------------------------------------------------------------

                                        Year ended     Year ended    September 21, 2004
                                        September 30,  September 30, (new business start)
                                        2004           2003          to September 30, 2004
                                                       (restated)
------------------------------------------------------------------------------------------
Net Gain (loss)                         $   1,280,561  $ (1,200,880) $      (4,574)
------------------------------------------------------------------------------------------

Other comprehensive income (loss):
Foreign currency translation, net of
  income tax benefit                         (197,989)     (304,004)             -
------------------------------------------------------------------------------------------

Comprehensive gain (loss)               $   1,082,572  $ (1,504,884) $      (4,574)
==========================================================================================







                          See accompanying notes to the consolidated financial statements.







                                                                                               LIONS PETROLEUM INC.
                                                            formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                     (an exploration stage company)
                                                                   CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS
                                                                                        (expressed in U.S. dollars)
---------------------------------------------------------------------------------------------------------------------

                                                                             Deficit       Accumulated
                                                                             Accumulated   Other
                                                 Additional                  During the    Comprehensive Stockholders'
                             Common Stock        Paid-in                     Exploration   Income        Equity
                          Shares      Amount     Capital        Deficit      Stage         (Loss)        (Deficiency)
                         ------------ ---------- ------------- ------------- ------------- ------------- ------------
Balance at September 30,
 2002 (restated)              89,336  $       9  $ 10,222,843  $(11,984,041)  $         -  $     30,162  $(1,731,027)

Issuance of common
 stock for investment
 in private corporation        5,000          -       210,000             -             -             -      210,000

Issuance of common
 stock for services            9,158          1       125,653             -             -             -      125,654

Noncash compensatory
 charge upon issue of
 options to nonemployees           -          -        16,196             -             -             -        16,196

Foreign currency
 translation                       -          -             -             -             -      (304,004)     (304,004)

Net loss                           -          -             -    (1,200,880)            -             -    (1,200,880)
------------------------------------------------------------------------------------------------------------------------

Balance at September 30,
 2003 (restated)             103,494         10    10,574,692   (13,184,921)            -      (273,842)   (2,884,061)

Issuance of common
 stock in investment in
 private corporation          35,000          4     1,049,996             -             -             -     1,050,000

Issuance of common
 stock for services            7,137          1       237,330             -             -             -       237,331

Issuance of warrants
 re debt                           -          -        34,273             -             -             -        34,273

Foreign currency
 translation                       -          -             -             -             -      (197,989)     (197,989)

Net gain (loss)                    -          -             -     1,285,135        (4,574)            -     1,280,561
------------------------------------------------------------------------------------------------------------------------
Balance at
 September 30,  2004         145,631  $      15  $ 11,896,291  $(11,899,786) $     (4,574) $   (471,831) $   (479,885)
========================================================================================================================


                                                            See accompanying notes to consolidated financial statements






                                                                                LIONS PETROLEUM INC.
                                             formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                      (an exploration stage company)
                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (expressed in U.S. dollars and unaudited)
------------------------------------------------------------------------------------------------------

                                                                               Cumulative, from
                                                 Year ended     Year ended     September 21, 2004
                                                 September 30,  September 30,  (new business start) to
                                                 2004           2003           September 30, 2004
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net gain (loss)                                $   1,280,561  $  (1,200,880) $     (4,574)
  Adjustments to reconcile net loss to net
   cash used in operating activities
    Depreciation and amortization                            -         34,149             -
    Financing fees paid with share purchase
      warrants                                          34,273              -             -
    Common stock issued for services                         -        121,797             -
    Issuance of compensatory stock options                   -         20,053             -
    Gain from sale of assets                                 -        (95,000)            -
    Impairment of investments                                -        210,000             -
    Changes in operating assets and liabilities:
       Increase in accounts receivable                       -         28,022             -
       Increase in refundable investment tax credits         -         (3,500)            -
       (Increase) decrease in prepaid expenses
         and other current assets                          509          1,593             -
       Increase (decrease) in accounts payable
         and accrued expenses                         (962,598)       590,561         4,574
------------------------------------------------------------------------------------------------------
         Net cash used in operating activities         352,745       (293,205)            -
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sale of Astris options                       -         95,000             -
------------------------------------------------------------------------------------------------------
        Cash provided by (used in) investing activities      -         95,000             -
------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from related parties' advances                    -        302,196             -
  Proceeds from short term advances                          -        146,889             -
  Proceeds from loan payable, net                            -         54,430             -
-----------------------------------------------------------------------------------------------------
        Net cash provided by financing activities            -        503,515             -
-----------------------------------------------------------------------------------------------------

Net cash required by discontinued operations          (289,592)             -             -

Effect of exchange rate changes on
  cash and equivalents                                 (69,991)      (304,004)            -
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
  and equivalents                                       (6,838)         1,306             -

Cash and equivalents at beginning of period              6,838          5,532             -
-----------------------------------------------------------------------------------------------------

Cash and equivalents at end of period            $           -  $       6,838  $          -
=====================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest       $      26,869  $      30,068  $          -

  Income taxes paid                              $           -  $           -  $          -



                                                         See notes to consolidated financial statements





                                                          LIONS PETROLEUM INC.
                       formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                (an exploration stage company)

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                  September 30, 2004 and 2003
------------------------------------------------------------------------------

1.  ORGANIZATION AND BUSINESS:

On September 30, 1997, O.P.D. Acquisitions, Inc. ("OPD") acquired all of the outstanding common stock of Energy Ventures Inc. (Canada) ("EVI"). For accounting purposes, the acquisition was treated as a recapitalization of OPD with EVI as the acquirer (the "Reverse Acquisition"). EVI merged into OPD and OPD changed its name to Energy Ventures Inc.

On July 23, 2001, Energy Ventures Inc. changed its name to Energy Visions Inc. (the "Company").

On September 20, 2004, the Company issued to its shareholders Special Warrants in its capital, on the basis that such Special Warrants grant, to each holder thereof, the right to acquire, without any additional consideration, shares in the capital of Energy Ventures Inc. (Canada) ("EVI Canada") owned by the Company, on the basis of one (1) common share of EVI Canada for each one (1) common share held by the shareholder in the Company. The Company's historic battery and fuel cell business has been conducted through EVI Canada. The effective result of the issue of Special Warrants is that at September 30, 2004, the Company had no business.

On October 21, 2004, Energy Visions Inc. changed its name to Lions Petroleum
Inc.

The Company's goals are to acquire oil and gas assets, and its business, upon such acquisition, will be the acquisition and development of oil and gas properties throughout North America.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company is in the exploration stage and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has effectively distributed, on September 20, 2004, its historic battery and fuel cell business to its shareholders. The Company has recorded, in 2004, a net gain which includes the gain upon the disposal of such historic business, and as a result has recorded a net gain in 2004 of $1,280,561. The Company incurred a loss of $1,200,880 in the year ended September 30, 2003 and $11,904,360 since its inception in 1996.

The Company has had limited revenue since its inception. There is no assurance that the Company will not encounter substantial delays, unforeseen difficulties and expenses related to the proposed acquisition of oil and gas assets. The Company will be required to expand its management and administrative capabilities in order to manage its proposed business, the acquisition and development of oil and gas properties throughout North America.

The Company anticipates seeking funds through additional debt or equity financing and collaborative arrangements. Such additional funds may not be available on terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern. The accompanying consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Energy Ventures Inc. (Canada) and Energy Ventures International Inc. All intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements are expressed in US dollars.

Cash and equivalents are comprised of cash held at banks and certain highly liquid investments with a maturity of three months or less when purchased. The Company maintains cash in bank deposit accounts which may represent a concentration of credit risk. The Company has not experienced any losses on these accounts.

                                                         LIONS PETROLEUM INC.
                      formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                               (an exploration stage company)

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                  September 30, 2004 and 2003
-----------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Property and equipment is stated at cost. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. Depreciation is computed on the straight-line method over the estimated useful lives of the assets.

While the Company has no long-lived assets as at September 30, 2004, the Company identifies and records impairment on long-lived assets when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows.

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

Basic gain or loss per common share is computed as net gain or loss divided by the weighted-average number of common shares outstanding during the period. There is no potential common stock as a result of the cancellation, effective September 30, 2004 of all share purchase options and warrants.

The financial statements have been restated to effect the 1 for 200 share consolidation which was effected on November 7, 2004.

Certain prior year amounts have been reclassified to conform with current year presentation.

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

The Company's financial instruments consist of cash and equivalents, accounts receivable, refundable investment tax credits, accounts payable and accrued liabilities, loans payable and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Unless noted elsewhere, the fair value of the Company's financial instruments approximate their carrying values.

                                                          LIONS PETROLEUM INC.
                       formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                (an exploration stage company)

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  (expressed in U.S. dollars)
                                                 September 30, 2004 and 2003
-----------------------------------------------------------------------------

3.  INVESTMENTS:

At September 30, 2004, the Company has no investments.

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

The Company recorded the issuance of 1,000,000 shares of the Company's common stock to PEI in exchange for 1,000,000 shares of PEI's preferred stock at $210,000, which represented the fair market value of the Company's 1,000,000 shares of common stock at the date of exchange ($0.21 per share). During the quarters ended March 31, 2003 and June 30, 2003, in light of the then pending status of the proposed transaction with PEI and its significant accumulated deficit, the Company's management determined its investment in PEI has been impaired. The Company recorded a charge to operations amounting to $63,000 and $147,000 for the quarters ended March 31, 2003 and June 30, 2003, respectively. At September 30, 2003 the entire value of the Company's investment in PEI was written off.

On October 24, 2003, Rabih loaned Cdn. $1,000,000 to EVI Canada. The Loan bears interest at 10% per annum and is due on October 30, 2005. As consideration for making the Loan, Rabih was issued warrants entitling Rabih to subscribe for 600,000 shares of the Company's common stock at Cdn $0.25 per share until October 24, 2005. The Loan is secured by a general security interest on the assets of the Company, EVI and Pure Energy Battery Inc. ("PEBI"), PEI's manufacturing subsidiary. The Cdn. $1,000,000 loan proceeds were used to subscribe for 7,097,857 common shares of PEI. EVI also subscribed, on such date, for an additional 1,000,000 shares of PEI preferred stock in consideration for the issue to PEI of 3,000,000 shares of the Company's common stock. Immediately thereafter, the 2,000,000 preferred shares of PEI were converted into 14,195,673 common shares of PEI. The warrants were with the consent of Rabih, cancelled effective at the close of business on September 30, 2004.

                                                         LIONS PETROLEUM INC.
                      formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                               (an exploration stage company)

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  (expressed in U.S. dollars)
                                                 September 30, 2004 and 2003
-----------------------------------------------------------------------------

3.  INVESTMENTS (CONTINUED):

Also on October 24, 2003, the indebtedness of PEBI to Nova Scotia Business Inc. ("NSBI") was restructured in accordance with the terms established by an Order-in-Council of the Nova Scotia Government passed in June 2002 as well as a loan amending agreement (the "NSBI Loan Amendment") dated October 9, 2003 between NSBI, PEBI and PEI. Pursuant to the NSBI Loan Amendment, Cdn. $5,500,000 of PEBI indebtedness to NSBI became interest-free for five years, will thereafter bear interest at 6.5% per annum and is to be repaid over a five year period (commencing at the end of the interest-free period). NSBI received 26,371,431 PEI common shares respecting the balance of the PEBI indebtedness to NSBI (Cdn. $3,863,258). In accordance with the terms of a subscription agreement, NSBI subscribed for 4,000,000 shares of the Company's common stock and the subscription price for those shares was satisfied by the transfer to EVI of the 26,371,431 PEI common shares which had been received by NSBI.

As a result of all of such transactions, EVI Canada owns 47,664,961 common shares representing approximately 49.6% of PEI. Rabih, as a result of the above transactions owns 42,401,582 common shares of PEI representing approximately 44.0% of PEI. PEI owns 4,000,000 of the Company's issued and outstanding common stock. Since the Company's proportional share of PEI's total assets constitutes greater than 20% of the consolidated assets of the Company, PEI is considered to be a significant subsidiary. The Company's total investment in PEI was recorded in the amount of Cdn. $2,375,500 (approximately $1,815,000).

4.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                                                 Estimated
September 30,                              2004        2003      Useful Life
------------------------------------------------------------------------------
Computers                             $       -   $   21,126     3 to 5 years
Laboratory equipment                          -      171,645     10 years
Furniture and fixtures                        -        1,816     5 years
------------------------------------------------------------------------------
                                              -      194,587
Less accumulated depreciation                 -      117,492
------------------------------------------------------------------------------
                                      $       -   $   77,095
------------------------------------------------------------------------------

All of the property and equipment was owned by EVI Canada, whose business has now been discontinued.

Depreciation expense amounted to approximately $35,000 and $34,000 and $347,000 for the years ended September 30, 2004 and 2003 and the period from inception through September 30, 2004, respectively. Such depreciation expense is included in the 'Loss from discontinued operations' of the applicable year and period.

                                                         LIONS PETROLEUM INC.
                      formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                               (an exploration stage company)

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  (expressed in U.S. dollars)
                                                 September 30, 2004 and 2003
-----------------------------------------------------------------------------

5.  LICENSE AND TECHNOLOGY:

License and technology costs of EVI Canada were recorded at cost and amortized on the straight-line method over the term of the agreements. At September 30, 2001, license and technology costs, at cost, amounted to approximately $455,000. Accumulated amortization at September 30, 2001, amounted to approximately $181,000. During the quarter ended June 30, 2002, the Company determined that even though this intangible asset amounting to approximately $455,000 with accumulated amortization approximating $201,000 had a finite life, there was no certainty of its ability to contribute to the Company's future cash flow. Based on this assessment, the Company recorded a charge to operations of approximately $254,000 for the remaining balance and included that amount in general and administrative expenses.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

September 30,                                      2004           2003
----------------------------------------------------------------------------
Accounts payable                                 $   11,746   $   321,914
Accrued payroll, officers and shareholders                -       142,719
Accrued payroll, others                                   -        69,287
Accrued professional fees                           468,183       782,800
Other (none in excess of 5% of current liabilities)       -       125,807
-----------------------------------------------------------------------------
                                                 $  479,929   $ 1,442,527
-----------------------------------------------------------------------------

7.  COMMITMENTS  AND CONTINGENCIES:

In May 2002, an action was commenced in Vancouver, British Columbia, by Mr. Dale Hueser and August Capital Corp. (the "Plaintiffs") against the Company. The Plaintiffs contend that they were entitled to a commission of Cdn $120,000 to Cdn $200,000 in respect of equity raised pursuant to the Company's successful initial public offering in 2001. A settlement agreement is currently being finalized which contemplates a cash settlement to be paid to the Plaintiffs and the future issue to the Plaintiffs of shares of EVI Canada.

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

                                                         LIONS PETROLEUM INC.
                      formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                               (an exploration stage company)

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  (expressed in U.S. dollars)
                                                 September 30, 2004 and 2003
-----------------------------------------------------------------------------

8.  DEFICIENCY IN ASSETS:

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

On February 13, 2003, the Company issued 210,000 shares of common stock to NRC as part of the Company's settlement agreement and outstanding amounts owed to NRC at $0.24 per common share (Cdn $0.37 per common share) for no additional consideration.

On March 27, 2003, the Company's board of directors approved the cancellation of 1,019,267 stock options originally issued under the 1997 stock option plan. Additionally, the Company's board of directors approved the issuance of replacement options under the 2001 stock option plan to purchase 1,500,000 shares of common stock at an exercise price of $0.14 (Cdn $0.20) per share. The Company recorded a charge to operations for approximately $16,000, representing the fair value of options to purchase 145,000 shares of common stock which were granted to nonemployees. The Company did not record a charge to operations for the remaining options issued to officers, directors and employees to purchase 1,355,000 shares of common stock, since these options were issued at an exercise price exceeding the fair market value of the Company's common stock at the grant date. These replacement options issued to officers, directors and employees will be accounted for as a variable plan.
On July 15, 2003, the Company's shareholders approved the cancellation of these stock options and issuance of new stock options for the officers and directors.

On April 9, 2003, the Company issued 300,000 shares of common stock to a consultant who had previously been an employee for consulting services rendered pursuant to an S8 filing. The Company valued these shares at $0.10 per common share or $30,000.

On June 11, 2003, the Company issued a total of 100,575 shares of common stock to a consultant for public relations services relating primarily to the Company's proposed acquisition of an interest in PEI and rendered during the months of March and April 2003. The Company valued these shares at approximately $0.09 (Cdn $0.124) per common share approximating $9,000 (Cdn $12,500) and was charged to operations during the current year.

On June 11, 2003, the Company issued a total of 232,177 shares of common stock to a consultant for legal and merger and acquisition services rendered during the months of April and May 2003 and also relating to the Company's proposed acquisition of an interest in PEI. The Company valued these shares at approximately $0.09 (Cdn $0.144) per common share approximating $21,000 (Cdn $33,300) and charged to operations during the current year.

On April 19, 2004, the Company issued 169,742 shares of common stock to the Alberta Research Council Inc. ("ARC") to settle liabilities of Cdn $214,504 for resources and services provided from the inception of its agreement with ARC through the period ended February 29, 2004 at $0.94 per common share (Cdn $1.2637 per common share). A resulting gain of $127,865 has been accounted for as a recovery of research and development costs.

Additionally, on April 19, 2004, the Company issued 313,899 shares of common stock to the ARC in respect of the Company's agreement respecting outstanding amounts owed to ARC at $0.22 per common share (Cdn $0.30 per common share) for no additional consideration.

                                                         LIONS PETROLEUM INC.
                      formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                               (an exploration stage company)

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  (expressed in U.S. dollars)
                                                 September 30, 2004 and 2003
-----------------------------------------------------------------------------

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

9.  STOCK OPTIONS and STOCK WARRANTS:

The Company has a 2001 stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers.

By resolution of the Board of Directors, all stock options that were outstanding as at close of business on September 30, 2004 were cancelled.

The Company also issued 641,000 common share stock warrants during 2004.

None were exercised and by resolution of the Board of Directors, all stock warrants that were outstanding as at close of business on September 30, 2004, were, with the consent of the warrant holders, cancelled.

10.  INCOME TAXES:

As of September 30, 2004, the Company had deferred tax assets resulting primarily from the net operating loss of approximately $4,600. As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided of $686.

                                                         LIONS PETROLEUM INC.
                      formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                               (an exploration stage company)

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  (expressed in U.S. dollars)
                                                 September 30, 2004 and 2003
----------------------------------------------------------------------------

11.  RELATED PARTY TRANSACTIONS:

The Company was charged approximately $164,000 and $146,000 and $1,156,000 for the years ended September 30, 2004 and 2003 and for the period from inception through September 30, 2004, respectively, by a company controlled by the Company's previous president and chief executive officer for management services provided by this individual. Approximately $1,268,000 and $1,036,000 is due to this entity, the Company's president and chief executive officer and the spouse of the Company's president and chief executive officer at September 30, 2004 and 2003, respectively.

The Company incurred interest expense on amounts advanced to the Company from a company controlled by its previous president and chief executive officer, and by the president and chief executive officer. Included in interest and financing costs in the accompanying consolidated financial statements are approximately $24,000 and $22,000 and $118,000 for the years ended September 30, 2004 and 2003 and for the period from inception through September 30, 2004, respectively, as a result of these advances.

Additionally, the previous president and chief executive officer's spouse advanced the Company approximately $30,000 (Cdn $47,000) to cover the costs of investment advisory services rendered on the Company's behalf during 2002. Included in interest and financing costs in the accompanying consolidated financial statements are approximately $5,000 and $2,000 and $9,000 for the years ended September 30, 2004 and 2003 and for the period from inception through September 30, 2004 as a result of these and other advances.

12.  SUBSEQUENT EVENTS:

Subsequent to September 30, 2004, the following events occurred:

a) Change of name.

On October 18, 2004, the Company filed Articles of Amendment with the State of Delaware which effected a change of name of the Company to its current form, "Lions Petroleum Inc.".

b) Share consolidation

The consolidation of the issued and outstanding common shares of the Company on the basis of one new common share for each 200 existing common shares owned as of September 20, 2004 was made effective by NASD on November 7, 2004. The trading symbol for the Company's securities was changed to "LPET".

13. DISCONTINUED OPERATIONS:

On February 9, 2005, the Company's Board of Directors approved the issue of Special Warrants in its capital, to issued and outstanding common shareholders as of September 20, 2004. On the basis that such Special Warrants grant, to each holder thereof, the right to acquire, without any additional consideration, shares in the capital of EVI Canada owned by the Company, on the basis of one (1) common share of EVI Canada for each one (1) common share held by the shareholder in the Company. Such Special Warrants may be exercised by each holder thereof during a period of 18 months from the September 20, 2004, the date of issuance but such Special Warrants shall be exercised automatically on the day of issuance, by the Ontario Securities Commission, of a receipt for a final prospectus in respect of the distribution of the securities of EVI Canada being acquired by the holders of the Special Warrants upon exercise of such Special Warrants and further, shall be exercised automatically on the expiry date of the Special Warrants.

As a result of the above transaction, the Company has determined that at September 30, 2004 it no longer has ownership of EVI Canada, the company through which the Company was in the battery and fuel cell business. Lions intends to acquire certain oil and gas assets, and is an exploration stage company with effect from September 21, 2004.

                                                         LIONS PETROLEUM INC.
                      formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                               (an exploration stage company)

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  (expressed in U.S. dollars)
                                                 September 30, 2004 and 2003
-----------------------------------------------------------------------------


The income (loss) from discontinued operations is as follows:


                                                 Year ended     Year ended
                                                 September 30,  September 30,
                                                 2004           2003
                                                 -------------  -------------
Revenue                                          $     16,419   $          -

Expenses:
  Research and development costs                      305,326        301,969
  Professional fees                                   167,452        376,383
  General and administrative                          271,723        242,167
  Interest and financing costs                        148,101        125,168
  Depreciation and amortization                        34,542         23,997
  Impairment of investment                                  -        210,000
                                                 -------------  -------------
Total expenses                                        927,144      1,279,684
                                                 -------------  -------------

Loss before other items                              (910,725)    (1,279,684)

Share of loss of equity investee                     (483,464)             -
Gain from disposal of discontinued operations       2,709,023              -
                                                 -------------  -------------

Income (loss) from discontinued operations       $  1,314,834   $ (1,279,684)
                                                 -------------  -------------

Net liabilities of discontinued operations are summarized as follows:


                                                 Year ended     Year ended
                                                 September 30,  September 30,
                                                 2004           2003
                                                 -------------  -------------
Cash and equivalents                             $        781   $      6,838
Accounts receivable                                   208,201          1,549
Refundable investment tax credits                      25,165         23,565
Prepaid expenses and other current assets              30,036            508
Investments                                         1,333,576              1
Fixed assets, net                                      29,328         77,095

Accounts payable and accrued expenses              (1,729,780)      (944,694)

Due to related parties                             (1,267,624)    (1,036,219)

Short term advances                                  (156,866)      (165,916)

Loans payable                                      (1,181,840)      (376,101)
                                                --------------  -------------

Net liabilities                                 $  (2,709,023)  $  (2,413,374)
                                                ==============  ==============

Cash flows from discontinued operations are summarized as follows:

                                                Year ended      Year ended
                                                September 30,   September 30,
                                                2004            2003
                                                --------------  -------------
Cash provided by (used in)

  Operating activities                          $    (547,306)  $   (460,098)

  Investing activities                              1,285,808        (34,150)

  Financing activities                             (1,028,094)      (532,165)
                                                --------------  -------------
Net cash required by discontinued operations    $    (289,592)  $ (1,026,413)
                                                ==============  =============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

On January 26, 2004 and amended February 3, 2004, the Company filed a report on Form 8-K advising that it had appointed new auditors, effective January 21, 2004.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the President and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this annual report on Form 10KSB, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

ITEM 8B. OTHER INFORMATION

None

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Officers and Directors

The following table sets forth the name, age and office held with the Company of each person who is a director or senior officer of the Company. Messrs Paulson and Fadness were elected directors of the Company on October 19, 2004 to hold office for the ensuing year or until their successors are elected or appointed. Mr. Wiltse was elected a director on July 7, 2004 for the ensuing year or until his successor is elected or appointed.


Name                          Age            Position with the Company
----                          ---            -------------------------
DALE M. PAULSON               43             President, and Director
DUANE D. FADNESS              56             Director
GORDON L. WILTSE              38             Chief Financial Officer,
                                             Secretary and Director

Mr. Dale M. Paulson - President and Director. Mr. Paulson has over 11 years of experience as a stockbroker and financial advisor at a number of leading investment firms where he specialized in raising venture capital for resource companies. He is also a director and Vice-President of Panterra Resource Corp., a Canadian public company trading on the TSX Venture Exchange. Mr. Paulson holds a Bachelors Degree in Business Administration (BBA) from Simon Fraser University and a Diploma from the Canadian Securities Institute (CSI).

Mr. Duane D. Fadness - Director. Mr. Fadness over 20 years of experience in the oil & gas industry and is currently a Senior Business Development Representative for Western Gas Resources, Inc. a US public company trading on the New York Stock Exchange. Western Gas is the industry leader of coal bed methane in northeastern Wyoming. He has consulted in the land, marketing, pipeline, and business development aspects of the oil and gas industry. He holds a Master of Business Administration Degree from the University of Denver.

Mr. Gordon L. Wiltse - Vice President, Secretary & Director. Mr. Wiltse has over 10 years of business experience as a business manager and marketing consultant for private companies in various industries. He is not a director or officer of any other public companies.


Audit Committee Financial Expert

At the date hereof, the Company does not have an Audit Committee of its Board of Directors and, accordingly, we do not have an audit committee financial expert serving on an audit committee. The Company is currently seeking suitable candidates for Board membership and expects, after the oil and gas assets of Lions Petroleum Corp. are acquired by the Company, to increase the number of members of its Board of Directors and establish and maintain an independent Audit Committee of such Board.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ended September 30, 2004, to the Company's knowledge, no required person other than D. Wayne Hartford, did not file such forms. Mr. Hartford resigned as a director and officer of the Company on October 18, 2004. Mr. Hartford had difficulty in determining the quantities of shares to be reported in view of the legal action, commenced in the Ontario Superior Court of Justice against Northern Securities Inc., Vic Alboini and Stature Inc. as referred to under "Legal Proceedings". Such matter is currently under active negotiation. Mr. Hartford fully intends to file the required forms, immediately such legal action is resolved.


Code of Ethics

We have not adopted a code of ethics for our principal executive and financial officers. However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.


Indemnification of Directors and Officers

Lions' By-Laws include certain provisions permitted pursuant to the Delaware General Corporation Law whereby its officers and directors are to be indemnified against certain liabilities to the fullest extent permitted by law. These provisions of the By-Laws have no effect on any director's liability under Federal securities laws or the availability of equitable remedies, such as injunction or recession, for breach of fiduciary duty. Lions believes that these provisions will facilitate its ability to continue to attract and retain qualified individuals to serve as our directors and officers.

At present, there is one legal action in process involving Lions' directors, officers, employees or agents where indemnification might be required or permitted. Such action relates to the Company's action commenced in April 2002 in the Ontario Superior Court of Justice against Northern Securities Inc., Vic Alboini and Stature Inc. and the related counter claim. Such actions are currently under active negotiation.

ITEM 10. EXECUTIVE COMPENSATION

Executive compensation

There are no executive officers of the Company who earned a salary and bonus in excess of $100,000 during the fiscal years ended September 30, 2004, 2003 and 2002.

Indebtedness of Directors, Executive Officers and Senior Officers

None of the Company's directors, executive officers or senior officers, nor any associate of such director, executive officer or senior officer has, during the fiscal year ended September 30, 2004, been indebted to the Company or any of its subsidiaries. In addition, none of the indebtedness of these individuals to another entity has been the subject of a guarantee, support agreement, letter of credit or similar arrangement or understanding of the Company.


Employment Contracts

None


Compensation of Directors

None of the directors of the Company received any cash compensation in their capacity as directors of the Company. During the fiscal year ended September 30, 2004, options to purchase 850,000 Common Shares (EVI.S) of the Company at a market price of Cdn. $0.20, computed in accordance with the 2001 Share Option Plan, were granted to then directors of the Company. All of such options were cancelled effective at the close of business on September 30, 2004.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

For many years the Company had an incentive stock option plan and a 2001 stock option plan for its directors, officers, employees, consultants and advisors. As of the date of this filing, no options to purchase common shares are presently outstanding under both Stock Option Plans, all of such options being cancelled effective at close of business on September 30, 2004.

Beneficial Ownership

The following table sets forth, as of December 31, 2004, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for (i) each person known by Lions to own beneficially more than five (5%) percent of our outstanding common stock, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.



    Name and Address                   Common Stock        Percent of Class
    -----------------------------------------------------------------------

    All Directors and Officers
    as a Group                               nil                   nil%
    --------------------------

    Other shareholders
    --------------------------

    D. Wayne Hartford,                     56,948                 39.10%
    11 Port Rush Trail,
    Markham, Ontario,
    L6C 2A1 Canada

    Nova Scotia Business Inc.,
    1800 Argyle Street, 6th Floor,
    Halifax, Nova Scotia,
    B3J 2R7, Canada                        20,000                 14.00%

    Pure Energy Inc.,
    35 Pollard Street,
    Richmond Hill, Ontario,
    L4B 1A8, Canada                        20,000                 14.00%


CHANGES IN CONTROL

On February 24, 2005, the Company filed a report on Form 8-K advising that it was in the process of changing its business focus from fuel cell and battery technology to the oil and gas industry. The Company further advised that by consent of a majority of its shareholders, the Company had issued special warrants that are effective as of September 20, 2004 (the "Special Warrants"). The Special Warrants may be exercised on the basis of one (1) Special Warrant for every share of Pure Energy Visions Corporation ("PEVC"), the current name of the subsidiary company previously named Energy Ventures Inc. (Canada). Each Special Warrant entitles the Company shareholder of record as of September 20, 2004, without the payment of any additional consideration, to acquire one (1) common share in the capital of PEVC. Such Special Warrants are exercisable at any time but will be automatically exercised on the earlier of the date of a Receipt from the Ontario Securities Commission re the PEVC shares to be distributed or the expiry date of the Special Warrant.

The Company also disclosed the resignations of certain previous directors and officers and the appointment of new directors and officers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company was charged approximately $28,000 and $5,000 for legal services for the years ended September 30, 2004, and 2003 by law firm Cassels Brock & Blackwell LLP. Bruce Clark, previously a director of the Company, is a partner of Cassels Brock & Blackwell LLP.

ITEM 13.  EXHIBITS

No.    Description
3.1 Articles of Incorporation of O.P.D. Acquisitions (Incorporated by reference to exhibit 2.1 of Form 10-SB filed November, 4, 2000, as amended)
3.2 O.P.D. Acquisitions Inc. Amendment to Articles of Incorporation (Incorporated by reference to exhibit 2.1 of Form 10-SB filed November, 4, 2000, as amended)
3.3 Energy Visions, Inc. . Amendment to Articles of Incorporation, dated October 21, 2004
3.4    Bylaws of Energy Ventures, Inc. . (Incorporated by reference to exhibit
       2.1 of Form 10-SB filed November, 4, 2000, as amended)

31.1   Principal Executive Officer Certification
31.2   Chief Financial Officer Certification
32.1   Section 1350 Certification

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years:

For the fiscal year ended September 30, 2003 - $41,996
For the fiscal year ended September 30, 2004 - $27,740 to the date hereof

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

 For the fiscal year ended September 30, 2003 - $0
 For the fiscal year ended September 30, 2004 - $0

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

For the fiscal year ended September 30, 2003 - $0
For the fiscal year ended September 30, 2004 - $0

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

For the fiscal year ended September 30, 2003 - $0
For the fiscal year ended September 30, 2004 - $0

Audit committee's pre-approval policies and procedures

Not applicable

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LIONS PETROLEUM INC.

                                  /s/Gordon L. Wiltse
                                  By: Gordon L. Wiltse
                                  Chief Financial Officer and Secretary



Dated: 16th day of March, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated.


Signature                              Title                        Date
------------------------------------------------------------------------------
/s/Dale M. Paulson
Dale M. Paulson             President, and Director         March 16, 2005


/s/Gordon L. Wiltse
Gordon L. Wiltse            Chief Financial Officer,
                            Secretary and Director          March 16, 2005

/s/Duane D. Fadness
Duane D. Fadness            Director                        March 16, 2005