Form 10QSB
period 2004-12-31
LIONS PETROLEUM, INC
filed 2005-04-05
CIK 1048407

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission File Number 000-30285

                       LIONS PETROLEUM INC.
    ----------------------------------------------------------
   (Name of small business issuer as Specified in its Charter)


          Delaware                                        N/A
-------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


600 17th Street, Suite 2800 South, Denver, CO,          80202, U.S.A.
----------------------------------------------          -------------
(Address of Principal Executive Offices)                (Zip Code)


Issuer's telephone number:  (720) 359-1604
                            ---------------

Energy Visions Inc., 30 Pollard Street, Richmond Hill, Ontario, L4B 1C3 Canada
------------------------------------------------------------------------------
(Former name and former address)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  [X]   No  [ ]

As of March 30, 2005 Lions Petroleum Inc. had 145,631 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)...................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation..........9

Item 3.  Controls and Procedures...........................................10

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..........................................................10

Signatures.................................................................11




                 _______________________________




                  PART I: FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                                                         LIONS PETROLEUM INC.
                                               (an exploration stage company)
                                                               BALANCE SHEET
                                    (unaudited and expressed in U.S. dollars)
-----------------------------------------------------------------------------

                                                                 December 31,
                                                                     2004
                                                                -------------
ASSETS

Current Assets:
  Cash and equivalents                                          $         75
  Accounts receivable                                                 20,720
  Deferred tax asset less valuation allowance of $421,133                  -
                                                                -------------
    Total current assets                                              20,795
-----------------------------------------------------------------------------
    Total Assets                                                $     20,795
=============================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

Current Liabilities:
  Accounts payable and accrued expenses                         $    571,010
  Short-term advance from related party                               20,695
                                                                -------------
    Total current liabilities                                        591,705
-----------------------------------------------------------------------------
    Total Liabilities                                                591,705
-----------------------------------------------------------------------------

Commitments and contingencies (Notes 1 and 5)

Deficiency in assets:
  Preferred stock - $.0001 par value; authorized 5,000,000
   shares, none issued                                                     -
  Common stock - $.0001 par value; authorized 50,000,000
   shares, issued and outstanding 145,631 shares                          15
  Additional paid-in capital                                      11,896,291
  Accumulated other comprehensive (loss) income                     (471,831)
  Deficit accumulated during the exploration stage                   (95,599)
  Deficit                                                        (11,899,786)
-----------------------------------------------------------------------------
    Deficiency in Assets                                            (570,910)
-----------------------------------------------------------------------------
    Total Liabilities and Deficiency in Assets                  $     20,795
=============================================================================







                                            See Notes to Financial Statements

                                                          LIONS PETROLEUM INC.
                                                (an exploration stage company)
                                                     STATEMENTS OF OPERATIONS
                                     (unaudited and expressed in U.S. dollars)
------------------------------------------------------------------------------

                                                                  Cumulative
                                                                     from
                                                                 September 21,
                                                                  2004 (new
                                                                   business
                                     For the three months ended    start) to
                                     December 31,   December 31, December 31,
                                          2004          2003         2004
------------------------------------------------------------------------------
Revenue                              $          -  $          -  $          -
------------------------------------------------------------------------------
Expenses:
  Professional fees                        24,955        16,421        27,450
  General and administrative               66,070        33,778        67,213
  Interest and financing costs                  -         3,622           936
  Expenses recovered from subsidiary            -       (50,199)            -
------------------------------------------------------------------------------
Total expenses                             91,025         3,622        95,599
------------------------------------------------------------------------------
Net loss before other income (expenses)   (91,025)       (3,622)      (95,599)

Income (loss) from discontinued
 operations, net of income tax effect           -      (333,478)            -
------------------------------------------------------------------------------
Net loss                             $    (91,025) $   (337,100) $    (95,599)
=============================================================================
Loss per common share -
 basic and diluted                   $      (0.63) $      (3.57)
==============================================================================
Weighted-average number of shares
 outstanding - basic and diluted          145,631        94,524
==============================================================================











                                             See Notes to Financial Statements

                                                          LIONS PETROLEUM INC.
                                               (an exploration stage company)
                                       STATEMENTS OF COMPREHENSIVE OPERATIONS
                                     (unaudited and expressed in U.S. dollars)
------------------------------------------------------------------------------

                                                               Cumulative from
                                                                Sept. 21, 2004
                                                                (new business
                                     For the three months ended    start) to
                                     December 31,   December 31, December 31,
                                          2004          2003         2004
------------------------------------------------------------------------------

Net loss                             $    (91,025) $   (337,100) $    (95,599)

Other comprehensive loss:
  Foreign currency translation,
   net of income tax benefit                    -      (122,292)            -
------------------------------------------------------------------------------

Comprehensive loss                   $    (91,025) $   (459,392) $    (95,599)
==============================================================================






                                             See Notes to Financial Statements


                                                                LIONS PETROLEUM INC.
                                                      (an exploration stage company)
                                                           STATEMENTS OF CASH FLOWS
                                          (unaudited and expressed in U.S. dollars)
------------------------------------------------------------------------------------

                                                                        Cumulative
                                                                           from
                                                                       September 21,
                                                                        2004 (new
                                                                         business
                                                Three months ended       start) to
                                           December 31,   December 31,  December 31,
                                                2004          2003         2004
------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss from continuing operations      $    (91,025) $     (3,622) $     (95,599)
 Adjustments to reconcile net loss to
  net cash used in operating activities
    Loss from discontinued operations                -      (333,478)             -
    Depreciation and amortization                    -        14,603              -
    Financing fees paid with share
     purchase warrants                               -         3,622              -
    Gain from sale of assets                         -       (26,466)             -
    Share in loss of equity investee                 -       187,196              -
 Changes in operating assets and liabilities:
    Increase in accounts receivable            (20,720)      (18,255)       (20,720)
    Increase in refundable investment
      tax credits                                    -        (1,065)             -
    (Increase) decrease in prepaid expenses
      and other current assets                      44           553             44
    Increase in accounts payable and
      accrued expenses                          91,081       106,816         95,655
------------------------------------------------------------------------------------
      Net cash used in operating activities    (20,620)      (70,096)       (20,620)
------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                -         5,000              -
  Acquisition of shares of equity investee           -      (765,195)             -
------------------------------------------------------------------------------------
      Cash used in investing activities              -      (760,195)             -
------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from related parties' advances       20,695        86,369         20,695
  Proceeds from short term advances                  -         6,639              -
  Proceeds from loan payable, net                    -       844,542              -
------------------------------------------------------------------------------------
      Net cash provided by (used in)
       financing activities                     20,695       937,550         20,695
------------------------------------------------------------------------------------
Effect of exchange rate changes on cash              -      (122,292)             -

Net increase (decrease) in cash                     75       (15,033)            75

Cash and equivalents at beginning of period          -         6,838              -
------------------------------------------------------------------------------------
Cash and equivalents (bank overdraft)
  at end of period                        $         75  $     (8,195) $          75
====================================================================================

Supplemental disclosure of cash flow information:

 Cash paid during the period for interest $          -  $      7,848  $           -
====================================================================================
Supplemental schedule of noncash investing and financing activities:

 Sale of assets for accounts receivable   $          -  $     44,562  $           -
====================================================================================
 Purchase of equity investment
  for common stock                        $          -  $  1,050,001  $           -
====================================================================================






                                                  See Notes to Financial Statements




                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2004
                           (Unaudited)


1.  Basis of Presentation:

The financial statements at December 31, 2004, and for the three-month periods ended December 31, 2004 and 2003, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's plan of operation and also the results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2004. The results of operations for the three-month period ended December 31, 2004, is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.

On February 9, 2005, the Company's Board of Directors approved the issue of Special Warrants in its capital, to issued and outstanding common shareholders as of September 20, 2004. On the basis that such Special Warrants grant, to each holder thereof, the right to acquire, without any additional consideration, shares in the capital of Energy Ventures Inc. (Canada) which company changed its name on January 4, 2005, to Pure Energy Visions Corporation ("EVI Canada") owned by the Company, on the basis of one (1) common share of EVI Canada for each one (1) common share held by the shareholder in the Company. Such Special Warrants may be exercised by each holder thereof during a period of 18 months from the September 20, 2004, the date of issuance but such Special Warrants shall be exercised automatically on the day of issuance, by the Ontario Securities Commission, of a receipt for a final prospectus in respect of the distribution of the securities of EVI Canada being acquired by the holders of the Special Warrants upon exercise of such Special Warrants and further, shall be exercised automatically on the expiry date of the Special Warrants.

As a result of the above transaction, the Company has determined that at September 30, 2004, and at the date of this report it no longer has ownership of EVI Canada. And the Company, as a result, has no subsidiaries or business as at December 31, 2004.

The accompanying financial statements include the accounts of the Company which has no subsidiaries at December 31, 2004. The accompanying financial statements are expressed in U.S. dollars.

2.   Going Concern:

The Company intends to be in the business of the ownership and exploration of oil and gas properties and effective September 21, 2004, commenced an exploration stage period..The Company and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of $91,035 and $337,100 for the three-month periods ended December 31, 2004 and 2003, and $11,995,385 since its inception in 1996. The Company has had limited revenue during those periods. There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its product development and marketing efforts and/or other unforeseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company anticipates the need to raise funds through equity financing. Such additional funds may not be available on terms acceptable to the Company. These factors

                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2004
                           (Unaudited)


indicate that the Company may not be able to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

3.   Due To Related Parties:

Advances amounting to $20,695 at December 31, 2004, from a company controlled by the President and principal executive officer of the Company are reflected in current liabilities in the accompanying balance sheet. Such advances are due on demand and non-interest bearing.

4.  Stock Options and stock warrants:

The Company has a 2001 stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers. By resolution of the Board of Directors, all stock options that were outstanding as at close of business on September 30, 2004, were cancelled. No new stock options were issued in the three-month period ended December 31, 2004.

5.  Contingent Liability and Commitment:

As of December 31, 2004, the guarantee of the Company and of the president and chief executive officer of EVI (Canada) in regards to an unused factoring agreement, remains in effect.

In this report references to "Lions," "we," "us," and "our" refer to Lions Petroleum Inc. and its subsidiaries.

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For the three-month period ended December 31, 2004, we had no operations. Our historical business, the research and development of technology for use in the manufacture of fuel cells and batteries, was effectively spun-off on September 20, 2004.

Lions is considered an exploration stage company and during the next twelve months, management intends to devote substantially all of our efforts to establishing a new business in the field of oil and gas, through activities such as financial planning, raising capital and resource development.

Our primary objective is to identify, acquire and develop working interest percentages in underdeveloped oil and gas projects in Canada and the Western United States that do not meet the requirements of the larger producers and developers. We intend to acquire smaller underdeveloped producers generally under the control of family owned operations who are interested in selling out.

We will seek to purchase existing oil and gas production with upside potential. This strategy allows for immediate cash flow from existing wells and further allows the company to increase cash flows from the successful development of additional low risk development wells. Preferably, we intend to acquire existing producing formations and deepening of existing wells.

We previously announced that we proposed to enter into a four-percent working interest in the Stuart Estate 61 #1, #6 and #12 lease and wells in Palo Pinto County, Texas. However, management has determined that it is in the best interest of Lions to delay this acquisition at this time. As of the date of this filing, we have not entered into a formal agreement related to this Texas venture or any other oil or gas asset. In addition, management may consider other viable oil and gas properties for purchase.

We currently do not have revenues or funding to acquire oil and gas properties and we anticipate that we will require approximately $1.5 million to make such purchases. We anticipate that we will raise funds within the next twelve months for acquisitions and operations through private placements of our common stock pursuant to exemptions from the registration requirements provided by Canadian, United States and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

We do not expect any significant changes in the number of employees due to the fact that we intend to contract out much of the field operations.

ITEM 3.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of our principal executive officer, and our Chief Financial Officer have reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In September 2004 we began the restructure of our operations and due to significant changes in our operations we were unable to file this quarterly report in a timely manner. However, our executive officers have determined that there were no significant deficiencies in our disclosure controls and procedures as of the end of the period covered by this report other than the delays due to restructuring. Also, our executive officers determined that there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                    PART II: OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

31.1   Chief Executive Officer Certification
31.2   Principal Financial Officer Certification
32.1   Section 1350 Certification

Part II Exhibits

3.1 Articles of Incorporation of O.P.D. Acquisitions, Inc. (Incorporated by reference to exhibit 2.1 of Form 10-SB filed November, 4, 2000, as amended)
3.2 O.P.D. Acquisitions, Inc. Amendment to Articles of Incorporation (Incorporated by reference to exhibit 2.1 of Form 10-SB filed November 4, 2000, as amended)
3.3 Energy Visions Inc. Amendment to Articles of Incorporation, dated October 21, 2004 (Incorporated by reference to exhibit 3.3 for Form 10-KSB, filed March 17, 2005)
3.4    Bylaws of Energy Ventures Inc. (Incorporated by reference to exhibit
       2.1 of Form 10-SB filed November, 4, 2000, as amended)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LIONS PETROLEUM INC.


                                       /s/ Dale M. Paulson
Date: April 4, 2005                By: ____________________________________
                                       Dale M. Paulson
                                       President and Director
                                       Principal Executive Officer



                                       /s/ Gordon L. Wiltse
Date: April 4, 2005                By: ____________________________________
                                       Gordon L. Wiltse
                                       Chief Financial Officer and Secretary