Form 10QSB
period 2005-03-31
LIONS PETROLEUM, INC
filed 2005-05-23
CIK 1048407

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         Commission File Number 000-30285


                       LIONS PETROLEUM INC.
    ---------------------------------------------------------
   (Name of small business issuer as Specified in its Charter)


         Delaware                                    N/A
-------------------------------         ----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

600 17th Street, Suite 2800 South, Denver, CO,    80202, U.S.A.
----------------------------------------------    ------------
(Address of Principal Executive Offices)          (Zip Code)

Issuer's telephone number:  (720) 359-1604

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

As of May 20, 2005, Lions Petroleum Inc. had 445,661 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)....................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation...........9

Item 3.  Controls and Procedures.............................................9

                    PART II: OTHER INFORMATION

Item 5.  Other Information...................................................9

Item 6.  Exhibits...........................................................10

Signatures..................................................................11




                 _______________________________




                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

                                                          LIONS PETROLEUM INC.
                                                (an exploration stage company)
                                                                 BALANCE SHEET
                                     (unaudited and expressed in U.S. dollars)
==============================================================================

                                                                     March 31,
                                                                       2005
------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and equivalents                                            $    19,327
  Accounts receivable                                                  20,720
  Deferred tax asset less valuation allowance of $442,626                   -
                                                                  ------------
       Total current assets                                            40,047
------------------------------------------------------------------------------
       Total Assets                                               $    40,047
==============================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

Current Liabilities:
  Accounts payable and accrued expenses                           $   651,282
  Short-term advance from related party                                22,891
                                                                  ------------
       Total current liabilities                                      674,173
------------------------------------------------------------------------------
       Total Liabilities                                              674,173
------------------------------------------------------------------------------

Commitments and contingencies (Notes 1 and 5)

Deficiency in assets:
  Preferred stock - $.0001 par value; authorized 5,000,000
   shares, none issued                                                      -
  Common stock - $.0001 par value; authorized 50,000,000
   shares, issued and outstanding 145,631 shares                           15
  Additional paid-in capital                                       11,896,291
  Accumulated other comprehensive loss                               (471,831)
  Deficit accumulated during the exploration stage                   (158,815)
  Deficit                                                         (11,899,786)
------------------------------------------------------------------------------
       Deficiency in Assets                                          (634,126)
------------------------------------------------------------------------------
       Total Liabilities and Deficiency in Assets                 $    40,047
==============================================================================



                                            See Notes to Financial Statements



                                                                                               LIONS PETROLEUM INC.
                                                                                     (an exploration stage company)
                                                                                           STATEMENTS OF OPERATIONS
                                                                          (unaudited and expressed in U.S. dollars)

===================================================================================================================

                                                                                                    Cumulative,
                                                                                                    from
                                                                                                    September 21,
                                                                                                    2004 (new
                                            For the three months ended   For the six months ended   business start)
                                               March 31,     March 31,    March 31,    March 31,    to March 31,
                                                2005          2004         2005          2004       2005
------------------------------------------- ------------- ------------- ------------- ------------- --------------
Revenue                                     $          -  $          -  $          -  $          -  $           -
------------------------------------------------------------------------------------------------------------------
Expenses:
  Professional fees                               23,150        25,825        48,105        42,246         50,600
  General and administrative                      40,066        59,617       106,136        93,395        107,279
  Interest and financing costs                         -         3,831             -         7,453            936
  Expenses recovered from subsidiary                   -       (39,982)            -       (90,181)             -
------------------------------------------------------------------------------------------------------------------
Total expenses                                    63,216        49,291       154,241        52,913        158,815
------------------------------------------------------------------------------------------------------------------
Net loss before loss from discontinued
  operations                                     (63,216)      (49,291)     (154,241)      (52,913)      (158,815)

Loss from discontinued operations,
  net of income tax effect                             -      (287,247)            -      (620,725)             -
------------------------------------------------------------------------------------------------------------------

Net loss                                    $    (63,216) $   (336,538) $   (154,241) $   (673,638) $    (158,815)
==================================================================================================================

Loss per common share - basic and diluted   $      (0.43) $      (2.43) $      (1.06) $      (5.02)
==================================================================================================================

Weighted average number of common
 shares outstanding - basic and diluted           145,631      138,494       145,631       134,071
==================================================================================================================


                                                                                 See Notes to Financial Statements


                                                                                               LIONS PETROLEUM INC.
                                                                                     (an exploration stage company)
                                                                            STATEMENTS OF COMPREHENSIVE OPERATIONS
                                                                          (unaudited and expressed in U.S. dollars)
===================================================================================================================

                                                                                                    Cumulative,
                                                                                                    from Sept. 21,
                                                                                                    2004 (new
                                            For the three months ended   For the six months ended   business start)
                                               March 31,     March 31,    March 31,    March 31,    to March 31,
                                                2005          2004         2005          2004       2005
------------------------------------------- ------------- ------------- ------------- ------------- --------------

Net loss                                    $    (63,216)  $  (336,538) $   (154,241) $   (673,638) $    (158,815)
------------------------------------------------------------------------------------------------------------------
Other comprehensive loss:
  Foreign currency translation, net of
   income tax benefit                                  -        49,867             -       (72,425)             -
------------------------------------------------------------------------------------------------------------------

Comprehensive loss                          $    (63,216)  $  (286,671) $   (154,241) $   (746,063) $    (158,815)
==================================================================================================================

                                                                                 See Notes to Financial Statements

                                        5


                                                                                               LIONS PETROLEUM INC.
                                                                                     (an exploration stage company)
                                                                                          STATEMENTS OF CASH FLOWS
                                                                          (unaudited and expressed in U.S. dollars)
===================================================================================================================

                                                                                                    Cumulative,
                                                                                                    from
                                                                                                    September 21,
                                                                                                    2004 (new
                                                 Three months ended          Six months ended       business start)
                                               March 31,     March 31,    March 31,    March 31,    to March 31,
                                                2005          2004         2005          2004       2005
------------------------------------------- ------------- ------------- ------------- ------------- --------------
Cash flows from operating activities:
  Net loss from continuing operations       $    (63,216) $    (49,291) $   (154,241) $    (52,913) $    (158,815)
   Adjustments to reconcile net loss to net
   cash used in operating activities
     Loss from discontinued operations                 -      (287,247)            -      (620,725)             -
     Depreciation and amortization                     -         7,242             -        21,845              -
     Financing fees paid with share purchase
       warrants                                        -         3,831             -         7,453              -
     Stock based compensation - stock options          -        45,460             -        45,460              -
     Gain from sale of assets                          -           176             -       (26,290)             -
     Share in loss of equity investee                  -        78,868             -       266,064              -
   Changes in operating assets and liabilities:
     Increase in accounts receivable                   -       (10,287)      (20,720)      (28,542)       (20,720)
     Increase in refundable investment tax
       credits                                         -           333             -          (732)             -
     (Increase) decrease in prepaid expenses
       and other current assets                        -             -            44           553             44
     Increase in accounts payable and accrued
       expenses                                   80,272       154,946       171,353       261,762        175,927
------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in)
         operating activities                     17,056       (55,969)       (3,564)     (126,065)        (3,564)
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                  -             -             -         5,000              -
  Acquisition of shares of equity investee             -             -             -      (765,195)             -
------------------------------------------------------------------------------------------------------------------
         Cash used in investing activities             -             -             -      (760,195)             -
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from related parties' advances          2,196        43,013        22,891       129,382         22,891
  Proceeds from loan payable, net                      -        (6,729)            -       844,452              -
------------------------------------------------------------------------------------------------------------------
         Net cash provided by
         financing activities                      2,196        36,284        22,891       973,834         22,891
------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                -        33,723             -       (88,569)             -

Net increase (decrease) in cash                   19,252        14,038        19,327          (995)        19,327

Cash and equivalents at beginning of period           75        (8,195)            -         6,838              -
------------------------------------------------------------------------------------------------------------------
Cash and equivalents (bank overdraft)
 at end of period                           $     19,327  $      5,843  $     19,327  $      5,843  $      19,327
==================================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest  $          -  $      7,490  $          -  $      7,848  $           -
==================================================================================================================

Supplemental schedule of noncash investing and financing activities:

  Sale of assets for accounts receivable    $          -  $        438  $          -  $     44,562  $           -
==================================================================================================================

  Purchase of equity investment for
    common stock                            $          -  $          -  $          -  $  1,050,001  $           -
==================================================================================================================

                                                                                 See Notes to Financial Statements

                                        6

                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 2005
                           (Unaudited)

1.    Basis of Presentation:

The financial statements at March 31, 2005, and for the three-month and six-month periods ended March 31, 2005 and 2004, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's plan of operation and also the results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2004. The results of operations for the three-month and six-month periods ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.

On February 9, 2005, the Company's Board of Directors approved the issuance of Special Warrants to its shareholders of record on September 20, 2004. One Special Warrant was granted for each share of common stock held by a Company shareholder. Each Special Warrant entitles the holder to acquire, without any additional consideration, shares in the capital of Energy Ventures Inc. (Canada) ("EVI Canada"), which is owned by the Company. EVI Canada changed its name on January 4, 2005, to Pure Energy Visions Corporation. Each Special Warrant entitles the holder to acquire one (1) common share of EVI Canada for each one (1) common share held by the shareholder in the Company. The Special Warrants may be exercised by each holder during a period of 18 months from September 20, 2004, the date of issuance. The Special Warrants shall be exercised automatically on the day of issuance by the Ontario Securities Commission of a receipt for a final prospectus related to the distribution of the securities of EVI Canada being acquired by the holders of the Special Warrants upon exercise of such Special Warrants. The Special Warrants shall be exercised automatically on the expiry date of the Special Warrants.

As a result of the above transaction, the Company has determined that at September 30, 2004, and at the date of this report it no longer has ownership of EVI Canada. And the Company, as a result, has no subsidiaries or business as of March 31, 2005.

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation.

The accompanying financial statements include the accounts of the Company which has no subsidiaries at March 31, 2005. The accompanying financial statements are expressed in U.S. dollars.

2.    Going Concern:

The Company intends to be in the business of the ownership and exploration of oil and gas properties and effective September 21, 2004, commenced an exploration stage period. The Company and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of $63,216 and $154,241 for the three-month and six-month periods ended March 31, 2005. In the comparative three-month and six-month periods of 2004, the Company incurred losses of $336,538 and $673,638 respectively. The Company has incurred a cumulative loss of $158,815 in its exploration period to March 31, 2005. The Company has had no revenue during those periods. There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its product development and marketing efforts and/or

                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 2005
                           (Unaudited)

other unforeseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company anticipates that it may raise funds through equity financing. Such additional funds may not be available on terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

3.    Due To Related Parties:

Advances amounting to $22,891 at March 31, 2005, from a company controlled by the President and principal executive officer of the Company are reflected in current liabilities in the accompanying balance sheet. Such advances are due on demand and non-interest bearing.

4.    Contingent Liability and Commitment:

As of March 31, 2005, the guarantee of the Company and of the president and chief executive officer of EVI (Canada) in regards to an unused factoring agreement, remains in effect for an approximate amount of $825,000.

5.    Subsequent Event

On April 25, 2005, the Company adopted the Lions Petroleum Inc. 2005 Stock Incentive Plan for Employees and Consultants (the "Plan"). On April 29, 2005, the Company filed a registration statement on Form S-8 (File No. 333-124486) to register 5,000,000 shares of common stock to be issued pursuant to the Plan. On May 10, 2005, the Company issued 300,000 shares pursuant to the Plan.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We effectively spun-off our historical business on September 20, 2004, and for the six-month period ended March 31, 2005, we had no operations. During the next twelve months, management intends to devote substantially all of its efforts to establishing a new business in the field of oil and gas, through activities such as financial planning, raising capital and resource development.

We are considered an exploration stage company and we plan to identify, acquire and develop working interest percentages in underdeveloped oil and gas projects in Canada and the Western United States that do not meet the requirements of larger producers and developers. We intend to acquire smaller underdeveloped producers generally under the control of family owned operations who are interested in selling out. We do not expect to hire additional employees because we plan to contract out much of the field operations.

We will seek to purchase existing oil and gas production with upside potential. This strategy allows for immediate cash flow from existing wells and further allows us to increase cash flows from the successful development of additional low risk development wells. Preferably, we intend to acquire existing producing formations and deepening of existing wells. However, as of the date of this filing, we have not entered into a formal agreement related to any oil or gas asset.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of our principal executive officer, and our Chief Financial Officer have reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In September 2004, we began the restructuring of our operations and due to significant changes in our operations we were unable to file our quarterly report for the period ended December 31, 2004, which was due February 14, 2005, in a timely manner. However, our executive officers have determined as of the end of the period covered by this report that there were no other significant deficiencies in our disclosure controls and procedures. Also, our executive officers determined that there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                    PART II: OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Registration of Common Stock

On April 29, 2005, we filed a registration statement on Form S-8 (File No. 333-124486) to register 5,000,000 shares of common stock to be issued pursuant to the Lions Petroleum Inc. 2005 Stock Incentive Plan for Employees and Consultants.

Lions Petroleum Inc. 2005 Stock Incentive Plan for Employees and Consultants

On April 25, 2005, our Board of Directors adopted the Lions Petroleum Inc. 2005 Stock Incentive Plan for Employees and Consultants (the "Plan"). The purpose of the Plan is to provide our employees, directors, officers, consultants and our subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the company and our subsidiaries. It also is intended to attract and retain qualified employees and consultants.

The Plan has a duration of ten (10) years, unless it is terminated by our Board of Directors. The Board of Directors shall have the right, with or without approval of Lions' shareholders, to amend or revise the terms of the Plan at any time, subject to limitations outlined in the Plan. The Plan shall not offer more than 5,000,000 shares of Lions common stock at fair market value or a value determined by the Board of Directors.

The Board of Directors designated Dale M. Paulson and Gordon L. Wiltse as members of the Compensation Committee and the Plan shall be administered by that committee. Subject to the provisions of the Plan, the Compensation Committee shall determine the persons to be granted stock from those eligible to be participants under the Plan. The Compensation Committee will also determine the amount of stock to be granted to each person and the terms and conditions of any stock grant shall be in writing. On May 10, 2005, the Compensation Committee issued 300,000 shares pursuant to the Plan.

ITEM 6. EXHIBITS

Part I Exhibits

31.1    Principal Executive Officer Certification
31.2    Chief Financial Officer Certification
32.1    Section 1350 Certification

Part II Exhibits

3.1 Articles of Incorporation of O.P.D. Acquisitions, Inc. (Incorporated by reference to exhibit 2.1 of Form 10-SB filed November, 4, 2000, as amended)
3.2 O.P.D. Acquisitions, Inc. Amendment to Articles of Incorporation (Incorporated by reference to exhibit 2.1 of Form 10-SB filed November 4, 2000, as amended)
3.3 Energy Visions Inc. Amendment to Articles of Incorporation, dated October 21, 2004 (Incorporated by reference to exhibit 3.3 for Form 10-KSB, filed March 17, 2005)
3.4     Bylaws of Energy Ventures Inc. (Incorporated by reference to exhibit
        2.1 of Form 10-SB filed November, 4, 2000, as amended)
4.1 Lions Petroleum Inc. 2005 Stock Incentive Plan for Employees and Consultants (Incorporated by reference to exhibit 4.1 to Form S-8, File No. 333-124486, filed April 29, 2005)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LIONS PETROLEUM INC.




                                       /s/ Dale M. Paulson
Date: May 20, 2005                 By: ____________________________________
                                       Dale M. Paulson
                                       President and Director
                                       Principal Executive Officer




                                       /s/ Gordon L. Wiltse
Date: May 20, 2005                 By: ____________________________________
                                       Gordon L. Wiltse
                                       Chief Financial Officer, Secretary
                                       and Director