Form 10QSB
period 2005-06-30
LIONS PETROLEUM, INC
filed 2005-08-23
CIK 1048407

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission file number 000-30285


                       LIONS PETROLEUM INC.
 _______________________________________________________________
(Exact name of small business issuer as specified in its charter)


           Delaware                                      N/A
________________________________           ________________________________
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

   600 17th Street, Suite 2800 South, Denver, CO, 80202, U.S.A.
  ______________________________________________________________
             (Address of Principal Executive Offices)

                         (720) 359-1604
                   ____________________________
                   (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

As of August 17, 2005, Lions Petroleum Inc. had 445,682 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)..................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation........10

Item 3.  Controls and Procedures..........................................10

                    PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......11

Item 4.  Submission of Matters to a Vote of Security Holders..............11

Item 6. Exhibits..........................................................11

Signatures................................................................12




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


                                                                    June 30,
                                                                      2005
------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and equivalents                                           $     47,290
  Accounts receivable                                                  18,512
  Deferred tax asset less valuation allowance of $439,961                   -
                                                                 -------------
     Total current assets                                              65,802
------------------------------------------------------------------------------

     Total Assets                                                $     65,802
==============================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

Current Liabilities:
  Accounts payable and accrued expenses                          $    556,419
  Loans payable, unsecured and of no fixed term                       146,445
  Short-term advance from related party                                20,857
                                                                 -------------
     Total current liabilities                                        723,721
------------------------------------------------------------------------------
     Total Liabilities                                                723,721
------------------------------------------------------------------------------

Commitments and contingencies (Notes 1 and 5)

Deficiency in assets:
  Preferred stock - $.0001 par value; authorized
   5,000,000 shares, none issued                                            -
  Common stock - $.0001 par value; authorized
   50,000,000 shares, issued and outstanding 445,631 shares                45
  Additional paid-in capital                                       11,926,261
  Accumulated other comprehensive loss                               (471,831)
  Deficit accumulated during the exploration stage                   (212,608)
  Deficit                                                         (11,899,786)
------------------------------------------------------------------------------
     Deficiency in Assets                                            (657,919)
------------------------------------------------------------------------------
     Total Liabilities and Deficiency in Assets                  $     65,802
==============================================================================


                                            See Notes to Financial Statements.


                                                                                        LIONS PETROLEUM INC.
                                                                              (an exploration stage company)
                                                                                   STATEMENTS OF OPERATIONS
                                                                   (unaudited and expressed in U.S. dollars)
============================================================================================================


                                                                                        Cumulative,
                                For the three months ended   For the nine months ended  from
                                --------------------------- --------------------------- September 21, 2004
                                   June 30,    June 30,       June 30,      June 30,    (new business start)
                                     2005        2004           2005          2004      to June 30, 2005
-----------------------------------------------------------------------------------------------------------
Revenue                         $          -  $          -  $          -  $          -  $          -
-----------------------------------------------------------------------------------------------------------

Expenses:
  Professional fees                   10,459         9,901        58,564        52,147        61,059
  General and administrative          43,334       (56,123)      149,470        37,272       150,613
  Interest and financing costs             -         3,832             -        11,285           936
  Expenses recovered from subsidiary       -           762             -       (89,419)            -
-----------------------------------------------------------------------------------------------------------
Total expenses                        53,793       (41,628)      208,034        11,285       212,608
-----------------------------------------------------------------------------------------------------------
Net income (loss) before
 other income                        (53,793)       41,628      (208,034)      (11,285)     (212,608)

Provision for income taxes                 -             -             -             -             -
Loss from discontinued operations,
 net of income tax effect                  -      (423,872)            -    (1,044,597)            -
-----------------------------------------------------------------------------------------------------------

Net loss                        $    (53,793) $   (382,244) $   (208,034) $ (1,055,882) $   (212,608)
===========================================================================================================
Net loss per common share
  - basic and diluted           $      (0.17) $      (2.75) $      (1.03) $      (7.80)
===========================================================================================================
Weighted average number of
 common shares outstanding
  - basic and diluted                317,060       139,148       202,774       135,429
===========================================================================================================


                                                                          See Notes to Financial Statements

                                         4

                                                                                        LIONS PETROLEUM INC.
                                                                              (an exploration stage company)
                                                                     STATEMENTS OF COMPREHENSIVE OPERATIONS
                                                                   (unaudited and expressed in U.S. dollars)
============================================================================================================


                                                                                        Cumulative,
                                For the three months ended   For the nine months ended  from
                                --------------------------- --------------------------- September 21, 2004
                                   June 30,    June 30,       June 30,      June 30,    (new business start)
                                     2005        2004           2005          2004      to June 30, 2005
-----------------------------------------------------------------------------------------------------------
Net loss                       $    (53,793) $   (382,244) $   (208,034) $  (1,055,882) $   (212,608)

Other comprehensive income:
  Foreign currency translation,
  net of income tax benefit               -        73,150             -           725             -
-----------------------------------------------------------------------------------------------------------

Comprehensive loss             $    (53,793) $   (309,094) $   (208,034) $  (1,055,157) $   (212,608)
===========================================================================================================







                                                                           See Notes to Financial Statements




                                                                                                    LIONS PETROLEUM INC.
                                                                                          (an exploration stage company)
                                                                                                STATEMENTS OF CASH FLOWS
                                                                               (unaudited and expressed in U.S. dollars)
========================================================================================================================


                                                                                                     Cumulative,
                                              For the three months ended  For the nine months ended  from
                                              --------------------------- -------------------------- September 21, 2004
                                                June 30,    June 30,       June 30,      June 30,    (new business start)
                                                   2005        2004           2005          2004     to June 30, 2005
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net profit (loss)                            $   (53,793) $    41,628 $  (208,034) $     (11,285)  $    (212,608)
 Adjustments to reconcile net loss to net
  cash used in operating activities
   Loss from discontinued operations                    -     (423,872)           -     (1,044,597)              -
   Depreciation and amortization                        -        5,998            -         27,843               -
   Financing fees paid with share purchase
     warrants                                           -        3,832            -         11,285               -
   Stock based compensation - stock options             -      (45,460)           -              -               -
   Allowance for doubtful accounts                      -       21,535            -         21,535               -
   Common stock issued for services                10,000      135,967       10,000        135,967          10,000
   Gain from sale of assets                             -            -            -        (26,290)              -
   Gain on settlement of debts                          -     (127,865)           -       (127,865)              -
   Share in loss of equity investee                     -      140,567            -        406,631               -
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable       2,208       (7,273)     (18,512)       (35,815)        (18,512)
   (Increase) decrease in refundable
     investment tax credits                             -          556            -           (176)              -
   (Increase) decrease in prepaid expenses
     and other current assets                           -      (82,474)          44        (81,921)              -
   Increase (decrease) in accounts payable
     and accrued expenses                         (15,918)     295,139       96,490        556,901         101,108
------------------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities        (57,503)     (41,722)    (120,012)      (167,787)       (120,012)
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchases of property and equipment                    -            -            -          5,000               -
 Acquisition of shares of equity investee               -            -            -       (765,195)              -
------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities              -            -            -       (760,195)              -
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of common stock                 -            -            -              -               -
 Proceeds from related parties' advances           (2,034)     (12,320)      20,857        117,062          20,857
 Proceeds from loan payable, net                   87,500            -      146,445        844,452         146,445
------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in)
       financing activities                        85,466      (12,320)     167,302        961,514         167,302
------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                 -       50,499            -        (38,070)              -

Net increase (decrease) in cash                    27,963       (3,543)      47,290         (4,538)         47,290

Cash and equivalents at beginning of period        19,327        5,843            -          6,838               -
------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period       $      47,290  $     2,300  $    47,290  $       2,300  $       47,290
========================================================================================================================
Supplemental disclosure of cash flow information:

  Cash paid during the period for interest  $           -  $     7,605  $         -  $      22,943  $            -
========================================================================================================================

Supplemental schedule of noncash investing and financing activities:

  Sale of assets for accounts receivable    $           -  $         -  $         -  $      45,000  $            -
========================================================================================================================
  Purchase of equity investment
   for common stock                         $           -  $         -  $         -  $   1,050,001  $            -
========================================================================================================================
  Stock issued for accounts payable         $      20,000  $         -  $    20,000  $           -  $       20,000
========================================================================================================================

                                                                                       See Notes to Financial Statements





                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2005
                           (Unaudited)

1.   Basis of Presentation:

The financial statements at June 30, 2005, and for the three-month and nine-month periods ended June 30, 2005 and 2004, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's plan of operation and also the results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2004. The results of operations for the three-month and nine-month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.

On February 9, 2005, the Company's Board of Directors approved the issuance of Special Warrants to its shareholders of record on September 20, 2004. One Special Warrant was granted for each share of common stock held by a Company shareholder. Each Special Warrant entitles the holder to acquire, without any additional consideration, shares in the capital of Energy Ventures Inc. (Canada) ("EVI Canada") which is owned by the Company. EVI Canada changed its name on January 4, 2005, to Pure Energy Visions Corporation. Each Special Warrant entitles the holder to acquire one (1) common share of EVI Canada for each one (1) common share held by the shareholder in the Company. The Special Warrants may be exercised by each holder during a period of 18 months from September 20, 2004, the date of issuance. The Special Warrants shall be exercised automatically on the day of issuance by the Ontario Securities Commission of a receipt for a final prospectus related to the distribution of the securities of EVI Canada being acquired by the holders of the Special Warrants upon exercise of such Special Warrants. The Special Warrants shall be exercised automatically on the expiry date of the Special Warrants.

As a result of the above transaction, the Company determined that at September 30, 2004 it no longer had ownership of EVI Canada. At the date of this report the Company has limited operations, no established sources of revenue and no subsidiaries.

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation.

The accompanying financial statements include the accounts of the Company which has no subsidiaries at June 30, 2005. The accompanying financial statements are expressed in U.S. dollars.

2.   Going Concern:

The Company intends to be in the business of the ownership and exploration of oil and gas properties and effective September 21, 2004, commenced an exploration stage period. The Company and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of ($53,793) and ($208,034) for the three-month and nine-month periods ended June 30, 2005. In the comparative three-month and nine-month periods of 2004, the Company incurred losses of ($382,244) and ($1,055,882) respectively. The Company has incurred a cumulative loss of ($212,608) in its exploration period to June 30, 2005. The Company has had no revenue during those periods. There is no assurance that the Company will not encounter substantial delays

                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2005
                           (Unaudited)


2.   Going Concern (continued):

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

3.   Loans Payable

Loans payable consist of funds advanced to the Company by unrelated third parties. Such advances are unsecured and interest free demand loans of no fixed term and with no agreed repayment terms. The Company has not provided for notional interest on such advances, since the amount of such imputed interest is considered to be immaterial at statement date.

4.   Due To Related Parties:

Advances amounting to $20,857 at June 30, 2005, from a company controlled by the President and principal executive officer of the Company are reflected in current liabilities in the accompanying balance sheet. Such advances are due
on demand and non-interest bearing.    The Company has not provided a notional
interest on such advances, since the amount of such imputed interest is considered to be immaterial at statement date.

5.   Stock Option Plan and Stock Incentive Plan:

The Company has a 2001 stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers. By resolution of the Board of Directors, all stock options that were outstanding as at close of business on September 30, 2004, were cancelled. No new stock options were issued under such plan in the three-month and nine-month periods ended June 30, 2005.

On April 25, 2005, the Company adopted the Lions Petroleum Inc. 2005 Stock Incentive Plan for Employees and Consultants. The maximum number of common shares that may be granted under this plan is 5,000,000. On May 4, 2005, the Board of Directors of the Company approved the issue of 300,000 common shares pursuant to the plan, at a price per share of $0.10, which shares were issued by the Company on May 10, 2005, 100,000 shares each, to Messrs. Dale M. Paulson and Gordon L. Wiltse, directors and officers of the Company and to Mr. Thomas Wikstom, a consultant to the Company. The Board in its resolution expressed its intention to grant an additional 2,000,000 common shares pursuant to the plan in the 180 day period succeeding the date of the resolution, at the same $0.10 price per share.

In establishing the price per share, the Board of Directors considered many factors, including a) the significant working capital deficiency and negative share value per share at March 31, 2005, b) the fact that the Company, on May 4, 2005, had no meaningful oil and gas business and no prospects in the near future for establishing such a business, c) that the Company needed to raise new equity and may not be able to do so at terms which are acceptable, d) that the common shares have not publicly traded in calendar 2005, and e) that the Company needs to materially expand its management and administrative capabilities. In consideration of these and other factors, the Board of Directors determined that $0.10 per share constituted 'fair value'.

                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2005
                           (Unaudited)

6.    Contingent Liability and Commitment:

As of June 30, 2005, the guarantee of the Company and of the president and chief executive officer of EVI Canada in regards to an unused factoring agreement, remains in effect.

7.    Subsequent Events

a) On August 8, 2005, the Board of Directors of the Company approved the issue to Messrs. Dale M. Paulson and Gordon L. Wiltse, both Directors and Senior Officers of the Company (collectively 'Grantees'), of a total of 10,000,000 shares of the Company's common stock and 2,000,000 shares of the Company's Series 'A' preferred stock. The Series 'A' preferred shares are convertible into 10,000,000 common shares of the Company should all be converted in accordance with their terms, and have voting rights equivalent to holders of common shares on an as converted basis.

The consideration for such share issues is $0.0001 per common or Series 'A' preferred share. The share issues are to recognize the efforts made to date and to be made in the future by the Grantees in establishing for the Company a new business in the field of oil and gas.

The issue of such shares was approved in writing by shareholders representing 76.99% of the shares entitled to vote, as of August 8, 2005, the date of record.

On August 12, 2005 and August 22, 2005, the Company filed and proposes to file with the Securities and Exchange Commission, Information Statements respecting the above share issues pursuant to Section 14C of the Securities Exchange Act of 1934. The share issues become effective upon the expiration of 20 business days after the mailing of the applicable information statements to the Company's stockholders. The Company intends to mail such information statements on or about August 22, 2005.

As a result of such share issues and assuming that all Series 'A' preferred shares are converted into common shares, Mr. Dale M. Paulson will control 49.30% and Mr. Gordon L. Wiltse will control 49.29% of the Company.

b) On August 11, 2005, the Company executed an agreement to acquire a hydrocarbon interest in 2,560 hectares of undeveloped land located in the Wolverine shallow gas area of North Western Alberta, Canada. The Company will acquire existing leases which expire on January 24, 2006 and January 24, 2007. The consideration for the transaction is Cdn $10,000 (US$8,160) plus 10,000 common shares of the Company to be issued and a 3% royalty interest in future production from the property.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For the nine-month period ended June 30, 2005, we have had limited operations. During the next twelve months, management intends to devote substantially all of its efforts to establishing a new business in the field of oil and gas, through activities such as financial planning, raising capital and resource development. We have not recorded revenue and will require additional funds. We likely will rely on equity financing for our operations. However, additional funds may not be available to us on terms acceptable to us.

We are considered an exploration stage company and we plan to identify, acquire and develop working interest percentages in underdeveloped oil and gas projects in Canada and the Western United States that do not meet the requirements of larger producers and developers. On August 11, 2005, we executed an arm's-length agreement with Duna Resources Ltd. to acquire a hydrocarbon interest in 2,560 hectares of undeveloped land located in the Wolverine shallow gas area of North Western Alberta, Canada. Pursuant to the agreement we acquired existing leases which expire on January 24, 2006, and January 24, 2007. We agreed to pay Cdn $10,000 (US$8,160) plus 10,000 shares of common stock and a 3% royalty interest in future production from the property. We may encounter substantial delays and expenses related to the development of these leases. We anticipate that we will need to expand our management and administrative capabilities in order to manage these new properties.

We currently do not have revenues or funding to acquire additional oil and gas properties and we anticipate that we will require approximately $1.5 million to make such purchases. We anticipate that we will raise funds within the next twelve months for acquisitions and operations through private placements of our common stock pursuant to exemptions from the registration requirements provided by Canadian, United States and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Financial Officer and our President, who acts in the capacity of principal executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective.

Also, these executive officers determined that there were no significant changes made in our internal controls over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                    PART II: OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion describes securities sold by Lions Petroleum without registration which have not been previously reported.

On August 8, 2005, our Board of Directors authorized, and a majority of our shareholders approved, the issuance of an aggregate of 10,000,000 shares of common stock and 2,000,000 shares of Series "A" preferred stock, subject to the expiration of 20 business days from the date of mailing of an information statement to our stockholders. Dale M. Paulson and Gordon L. Wiltse each will receive 5,000,000 shares of common stock and 1,000,000 shares of the Series "A" preferred stock in consideration for management services provided to us. Each share of preferred stock may be converted into five shares of common stock. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On August 11, 2005, our Board of Directors authorized the issuance of 10,000 shares of common stock to Duna Resources Ltd. as partial payment for oil and
gas leases.   We relied on an exemption from registration for a private
transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 8, 2005, a majority of our shareholders approved by written consent the issuance of an aggregate of 10,000,000 shares of common stock and 2,000,000 shares of convertible preferred stock to Dale M. Paulson and Gordon
L. Wiltse. On the record date, August 8, 2005, we had 445,631 shares of voting common stock outstanding and 343,098 shares, or 76.99% of our voting common stock, approved the action. Pursuant to Rule 14c-2 under the Exchange Act, this corporate action will not be effective until the expiration of 20 business days from the date of mailing of an information statement to our
stockholders.   We anticipate the mailing date of the 14C Information
Statement, as amended, to be on or about August 22, 2005.

ITEM 6. EXHIBITS

Part I Exhibits

31.1  Principal Executive Officer Certification
31.2  Chief Financial Officer Certification
32.1  Section 1350 Certification

Part II Exhibits

3.1 Articles of Incorporation of O.P.D. Acquisitions, Inc. (Incorporated by reference to exhibit 2.1 of Form 10-SB filed November, 4, 2000, as amended)
3.2 O.P.D. Acquisitions, Inc. Amendment to Articles of Incorporation (Incorporated by reference to exhibit 2.1 of Form 10-SB filed November 4, 2000, as amended)
3.3 Energy Visions Inc. Amendment to Articles of Incorporation, dated October 21, 2004 (Incorporated by reference to exhibit 3.3 for Form 10-KSB, filed March 17, 2005)
3.4 Bylaws of Energy Ventures Inc. (Incorporated by reference to exhibit 2.1 of Form 10-SB filed November, 4, 2000, as amended)
4.1 Lions Petroleum Inc. 2005 Stock Incentive Plan for Employees and Consultants (Incorporated by reference to exhibit 4.1 to Form S-8, File No. 333-124486, filed April 29, 2005)
10.1  Agreement between Lions Petroleum and Duna Resources Ltd., dated
      August 11, 2005 (To be filed by amendment)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LIONS PETROLEUM INC.




          AUG 22/ 2005                    /s/ Dale M. Paulson
Date: ____________________           By: ____________________________________
                                         Dale M. Paulson
                                         President and Director
                                         Principal Executive Officer

         Aug. 22, 2005                    /s/ Gordon L. Wiltse
Date: ____________________           By: ____________________________________
                                         Gordon L. Wiltse
                                         Chief Financial Officer, Secretary
                                         and Director