Form 10QSB/A
period 2005-06-30
LIONS PETROLEUM, INC
filed 2005-09-09
CIK 1048407

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB
                         Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission file number 000-30285


                       LIONS PETROLEUM INC.
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)


       Delaware                                        N/A
_________________________________        ________________________________
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


   600 17th Street, Suite 2800 South, Denver, CO, 80202, U.S.A.
 ________________________________________________________________
             (Address of Principal Executive Offices)

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



THIS REPORT HAS BEEN AMENDED TO INCLUDE EXHIBIT 10.1 AND RELATED DISCLOSURES.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis or Plan of Operation............2

                    PART II: OTHER INFORMATION

Item 5. Other Information....................................................3

Item 6. Exhibits.............................................................3

Signatures...................................................................4

                 _______________________________

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

                  PART I: FINANCIAL INFORMATION

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

We are considered an exploration stage company and we plan to identify, acquire and develop working interest percentages in underdeveloped oil and gas projects in Canada and the Western United States that do not meet the requirements of larger producers and developers. We executed an arm's-length purchase and sale agreement, dated August 12, 2005, with Duna Resources Ltd. to acquire a hydrocarbon interest in 2,560 hectares of undeveloped land located in the Wolverine shallow gas area of North Western Alberta, Canada. Pursuant to the agreement we acquired existing leases which expire on January 24, 2006, and January 24, 2007. We agreed to pay Cdn $10,000 (US$8,160),
10,000 shares of common stock and a 3% royalty interest in future production from the property. We may encounter substantial delays and expenses related to the development of these properties. We anticipate that we may need to expand our management and administrative capabilities in order to manage these new properties.

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

                    PART II: OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Purchase and Sale Agreement

We executed a Purchase and Sale Agreement with Duna Resources Ltd., dated August 12, 2005, to acquire five (5) parcels of land and all hydrocarbon substances within, on or under these properties. We and our affiliates did not have a material relationship with Duna Resources Ltd. prior to the negotiation of the agreement. We agreed to pay to Duna Resources Ltd. Cdn $10,000 (US $8,160), 10,000 shares of our common stock and a 3% royalty interest in future crude oil and other petroleum substances produced from the properties. The agreement provided for a closing date of August 19, 2005 for the purchase and sale of the properties.

Each party to the agreement made customary representations and warranties related to their corporate existence and the authority to enter into the agreement. Duna Resources Ltd. agreed to maintain the properties and operations, if any, until the closing date. The agreement provided that the effective time for adjustments in respect to the conveyance and assignment of the properties was May 31, 2005. Duna Resources Ltd. agreed to indemnify Lions Petroleum against any liability, loss or damages arising out of or related to the properties as of May 31, 2005. Neither party may assign their interest in the agreement without consent from the other party. In addition, the agreement may be terminated by either party prior to completion of the purchase and sale of the properties.

ITEM 6. EXHIBITS

Part I Exhibits

31.1   Principal Executive Officer Certification
31.2   Chief Financial Officer Certification
32.1   Section 1350 Certification

Part II Exhibits

 3.1 Articles of Incorporation of O.P.D. Acquisitions, Inc. (Incorporated by reference to exhibit 2.1 of Form 10-SB filed November, 4, 2000, as amended)
 3.2 O.P.D. Acquisitions, Inc. Amendment to Articles of Incorporation (Incorporated by reference to exhibit 2.1 of Form 10-SB filed November 4, 2000, as amended)
 3.3 Energy Visions Inc. Amendment to Articles of Incorporation, dated October 21, 2004 (Incorporated by reference to exhibit 3.3 for Form 10-KSB, filed March 17, 2005)
 3.4   Bylaws of Energy Ventures Inc. (Incorporated by reference to exhibit
       2.1 of Form 10-SB filed November, 4, 2000, as amended)
 4.1 Lions Petroleum Inc. 2005 Stock Incentive Plan for Employees and Consultants (Incorporated by reference to exhibit 4.1 to Form S-8, File No. 333-124486, filed April 29, 2005)
10.1 Agreement between Lions Petroleum and Duna Resources Ltd., dated August 12, 2005

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                LIONS PETROLEUM INC.




                                    /S/ Dale M. Paulson
Date: September 1, 2005         By: ____________________________________
                                    Dale M. Paulson
                                    President and Director
                                    Principal Executive Officer




                                    /s/ Gordon L. Wiltse
Date: September 1, 2005         By: ____________________________________
                                    Gordon L. Wiltse
                                    Chief Financial Officer, Secretary
                                    and Director