Form 10KSB
period 2005-09-30
LIONS PETROLEUM, INC
filed 2006-01-13
CIK 1048407

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended September 30, 2005

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

           For transition period _______ to __________

                 Commission file number 000-30285


                       LIONS PETROLEUM INC.
    _________________________________________________________
          (Name of small business issuer in its charter)

              Delaware                             N/A
   _______________________________   ____________________________________
   (State or other jurisdiction of   (I.R.S. Employer Identification No.)
    incorporation or organization)


600 17th Street, Suite 2800 South, Denver, Colorado   80202
_______________________________________________________________
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number   (720) 359-1604
                           __________________

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State issuer's revenue for its most recent fiscal year:  None

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $492,994, as computed by reference to the average bid and asked price of the common equity as of January 4, 2006.

The number of shares outstanding of the issuer's common equity as of January 4, 2006, was 10,805,661.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I
Item 1.  Description of Business........................................... 3
Item 2.  Description of Property........................................... 4
Item 3.  Legal Proceedings................................................. 4
Item 4.  Submission of Matters to a Vote of Security Holders............... 5

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.......... 5
Item 6.  Management's Discussion and Analysis or Plan of Operation......... 6
Item 7.  Financial Statements.............................................. 7
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................22
Item 8A. Controls and Procedures...........................................22
Item 8B. Other Information.................................................22

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................ 22
Item 10. Executive Compensation........................................... 23
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.................................. 24
Item 12. Certain Relationships and Related Transactions................... 25
Item 13. Exhibits......................................................... 26
Item 14. Principal Accountant Fees and Services........................... 27
Signatures................................................................ 28

In this report references to "Lions," "we," "us," and "our" refer to Lions Petroleum Inc.

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

                              PART I

                 ITEM 1. DESCRIPTION OF BUSINESS

General Historical Development

The company was incorporated on June 24, 1996, under the laws of the state of Delaware under the name O.P.D. Acquisitions, Inc. In September 1997, O.P.D. Acquisitions, Inc. acquired Energy Ventures Inc. (Canada), an Ontario, Canada corporation, as a wholly-owned subsidiary. For accounting purposes, the acquisition was treated as a recapitalization of O.P.D. Acquisitions, Inc. with Energy Ventures Inc. (Canada) as the accounting survivor. In October 1997, the corporation's name was changed to Energy Ventures Inc. In July 2001, the corporation's name was changed to Energy Visions Inc. In October 2004, the corporation's name was changed to Lions Petroleum Inc.

On February 9, 2005, our board of directors approved the issuance of special warrants to our shareholders of record as of September 20, 2004. One special warrant was granted to each shareholder for each share of Lions common stock then held by that shareholder. Each special warrant entitled the holder to acquire, without any additional consideration, common shares of Pure Energy Visions Corporation, formerly Energy Ventures Inc. (Canada), ("Pure Energy Canada"). Each special warrant entitles the holder to acquire one (1) common share of Pure Energy Canada for each one (1) common share of Lions held by the shareholder. The special warrants expire immediately upon the earlier of the date of issuance of a receipt by the Ontario Securities Commission for a final prospectus of Pure Energy Canada related to the underlying common shares of the special warrants, or the date 18 months from the September 20, 2004, date of issuance. As a result of the issuance of the special warrants, we determined that we no longer had ownership of Pure Energy Canada as of
September 30, 2004.   On December 20, 2005, Pure Energy Canada filed a
preliminary prospectus in Canada and anticipates a final acceptance of that prospectus in February 2006.

Our Business Strategy

Prior to September 30, 2004, Lions was the holding company of our subsidiary, Pure Energy Canada. Pure Energy Canada's business operations were in the area of research and development of technology for use in the manufacture of fuel cells and batteries. We effectively distributed these operations to our shareholders through the issuance of the special warrants discussed above. In September 2004, we shifted the focus of our business operations to the acquisition of oil and gas assets and we now are an exploration stage oil and gas company.

We are in the early stages of engaging in exploration and development of oil and gas. We plan to identify, acquire and develop working interest percentages that do not meet the requirements of larger producers and developers in underdeveloped oil and gas projects in Canada and the Western United States. We executed a purchase and sale agreement, dated August 12, 2005, with Duna Resources Ltd. to acquire hydrocarbon leases for 1,295 hectares of undeveloped land located in the Wolverine shallow gas area of North Western Alberta, Canada. Hydrocarbon substances include petroleum, natural gas and related hydrocarbons and any other substances, whether gaseous, liquid or solid, and whether hydrocarbons or not (including sulphur). This acreage has not been proved and is undeveloped acreage, which means wells have not been drilled that would permit the production of commercial quantities of oil and gas. Pursuant to the agreement with Duna Resources Ltd. we acquired existing leases for the Wolverine property that expire in 2006 and 2007 (See Item 2, below). We paid Cdn $10,000 (US $8,358) and 10,000 shares of our common stock valued at $10,500 for the leases and we granted a 3% royalty interest for future production from the property to Duna Resources Ltd.

Management is evaluating the options for the most efficient development of the Wolverine leases. The first step will be to contract a firm to complete seismic testing on the property to determine the viability of the property. After the seismic testing is completed, management will determine the possible drilling sites. At that point, management will need to determine whether it is prudent to have third party contractors complete all of or a portion of the drilling program so as to minimize the financial risk to us. Management anticipates that the majority of the development on the leases will be contracted work and, therefore, we do not expect to hire any new employees for this project. However, if management decides to develop the leases unilaterally, then additional monies must be raised to complete the drilling program.

We may encounter substantial delays and expenses related to the development of these properties. Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be found. We cannot be sure that new wells drilled by us will be productive or that we will recover all or any portion of our investment. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a number of factors beyond our control, such as title problems, weather conditions, compliance with governmental requirements, and/or shortages or delays in the delivery of drilling equipment or services. In addition, we are subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, including fires, natural disasters, explosions, encountering geological formations with abnormal pressures, blowouts, craterings, spills and uncontrollable flows of oil, natural gas or well fluids.

Our ability to achieve profitability will be substantially dependent on the prevailing prices for natural gas and oil. Market factors, such as, worldwide or regional demand for energy compared to the domestic and foreign supply affect pricing of oil and gas. Weather, political conditions and governmental regulations also may affect the price of oil and gas.

Oil and gas exploration, production and related operations are subject to extensive rules and regulations of federal, provincial, and state agencies. Failure to comply with these rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry will increase our cost of doing business and will affect our profitability. As of the date of this filing, management cannot be sure how the costs of the regulations, and any future amendments or interpretations, will impact our results of operations.

Employees

We do not have any employees as of the date of this filing.


                 ITEM 2: DESCRIPTION OF PROPERTY

We lease hydrocarbon interests in 1,295 hectares of undeveloped land located in the Wolverine shallow gas area of North Western Alberta, Canada. One lease expires on January 24, 2006, and represents four sections of land, approximately 2,560 acres. The remaining lease expires January 24, 2007.


                    ITEM 3.  LEGAL PROCEEDINGS

In May 2002, an action was commenced in Vancouver, British Columbia, by Mr. Dale Hueser and August Capital Corp. (the "Plaintiffs") against Energy Ventures Inc. (Canada). The Plaintiffs contend that they were entitled to a commission of Cdn. $120,000 to Cdn. $200,000 in respect of equity raised pursuant to Energy Ventures Inc.'s successful initial public offering in 2001. Pure Energy Canada has agreed to accept all responsibility for this litigation pursuant to the settlement agreement between Pure Energy Canada and Lions. (See Part II, Item 6, "Settlement Agreement," below.)

On April 1, 2002, the Company announced that it and its major shareholders had commenced an action in the Ontario Superior Court of Justice against Northern Securities Inc., Vic Alboini and Stature Inc. claiming, among other relief, damages for breach of contract, negligence and breach of fiduciary duties in connection with Energy Ventures Inc.'s private and public financings in 2000 and 2001 and trading activities by Northern Securities Inc. in our common shares since August 23, 2001. Pure Energy Canada has agreed to accept all responsibility for this litigation pursuant to the settlement agreement between Pure Energy Canada and Lions. (See Part II, Item 6, "Settlement Agreement," below.)


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 8, 2005, a majority of our shareholders approved, by written consent, the issuance of an aggregate of 10,000,000 shares of common stock and 2,000,000 shares of Series A convertible preferred stock to Dale M. Paulson and Gordon L. Wiltse. Each of them received 5,000,000 shares of common stock and will receive 1,000,000 shares of preferred stock after a certificate of designation of rights and preferences has been filed with the state of Delaware. The shares were issued to these officers in consideration for the personal time and resources they have committed to us in locating suitable oil and gas properties. On the record date of August 8, 2005, we had 445,661 shares of voting common stock outstanding and 343,098 shares, or 76.99% of our voting common stock, approved the action. Pursuant to Rule 14c-2 under the Exchange Act, this corporate action became effective twenty business days after August 24, 2005; the mailing date of the information statement to our stockholders.


                             PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The principal market for our common stock is the NASD OTC Bulletin Board and
our common shares are traded over-the-counter under the symbol "LPET".   On
November 7, 2004, we effected a 200-to-1 reverse of our outstanding common stock

A trading market previously existed for Lions' common shares issued in connection with a share offering registered in Canada, but not in the United States, and completed in August 2001, and to later common share issues. These common shares were ineligible for purchase by a United States citizen or company. These shares were traded on the TSX Venture Exchange (formerly the Canadian Venture Exchange - TSX) under the symbol "EVI.S". These shares were delisted from trading effective August 14, 2004, at our request. All common shares now trade on the OTC Bulletin Board.

The following table presents the range of the high and low bid of our common stock for each quarter for the past two years, as reported by the OTC Bulletin Board Historical Data Service. The quotations below represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

      Fiscal Quarter Ended         High        Low
      --------------------       ---------   --------
      December 31, 2003          $   0.20    $  0.07
      March 31, 2004                 0.24       0.12
      June 30, 2004                  0.25       0.07
      September 30, 2004             0.12       0.03

      December 31, 2004          $   0.25   $   0.02
      March 31, 2005                 0.25       0.25
      June 30, 2005                  0.80       0.55
      September 30, 2005             1.40       0.60

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is:

      . registered and traded on a national securities exchange meeting specified criteria set by the SEC;
      . issued by a registered investment company; or . excluded from the definition on the basis of share price or the issuer's net tangible assets.

These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser's written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

As of January 4, 2006, we had approximately 218 stockholders of record, which does not include "street accounts" of securities brokers.

Dividends

We have not issued cash dividends on our common stock during the past two years and we have no present plans to pay any dividends on our common stock. Instead, we intend to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely. However, our board of directors may revisit this matter from time to time and may determine our earnings, financial condition, capital requirements and other factors allow the payment of dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We are an exploration stage oil and gas company and we anticipate that we will encounter substantial delays, unforeseen difficulties and expenses related to the proposed development of our hydrocarbon leases. We may also be required to expand our management and administrative capabilities in order to manage the development of the leases.

Our auditors have expressed doubt that we can continue as a going concern without additional funding. We recorded a net gain of $1,280,561 for the year ended September 30, 2004, primarily as the result of the gain upon the disposal of our historical battery and fuel cell business. At September 30, 2005, we recorded a net loss of $325,595 and have not recorded revenue since we commenced our exploration stage in September 2004.

Management estimates that we will require approximately $50,000 to perform the initial seismic and geology study on the Wolverine property to determine if it is viable for development of gas and/or oil. Management anticipates that we will fund this stage of our exploration stage with proceeds from sales of our common stock. We have raised $275,800 as of January 9, 2006, from the sale of subscriptions for our common stock; however, we may not be able to raise sufficient funding from stock sales for long term operations. We believe debt financing will not be an alternative for funding in the exploration stage due to the risky nature of this type of enterprise. The lack of tangible assets until such time as an economically viable well can be demonstrated places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt.

Settlement Agreement

Management has negotiated a settlement agreement, dated August 31, 2005, with Pure Energy Canada to resolve outstanding issues related to the spin-off of Pure Energy Canada. The settlement agreement provides that Pure Energy Canada will assume debt and contingent liabilities that were associated with the battery and fuel cell business. Pure Energy Canada has agreed to assume approximately $450,000 of debt owed to third parties, approximately $32,000 owed to accountants and auditors for accounting services provided prior to September 20, 2004, and it has agreed to be responsible for unresolved litigation that existed at September 30, 2004. However, management cannot guarantee that Pure Energy Canada will be able to satisfy these obligations and we may remain liable for them.

As consideration for Pure Energy Canada's assumption of these liabilities, we will issue a yet to be determined amount of common shares equal to $94,000, we assumed all accounting expenses after September 20, 2004, and we assumed the debt payable by Pure Energy Canada to Lions Petroleum Corp., a private Nevada corporation ("Lions Nevada"). Lions Nevada, a related party, advanced approximately $113,000 to Pure Energy Canada. (See Part III, Item 12, below.) We may issue an amount of shares of our common stock to Lions Nevada to satisfy this debt or we may settle the debt by some other agreed upon settlement. This settlement agreement will allow us to convert debt through the issuance of common stock rather than using our limited cash reserves and we can then use the cash for other projects. Upon the issuance of the shares to Lions Nevada, or some other settlement of the debt, we will have no further obligations to that company.

Off-balance Sheet Arrangements

None.



                  ITEM 7.  FINANCIAL STATEMENTS

Dohan and Company
Certified Public Accountants


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
    ---------------------------------------------------------


To the Board of Directors and Stockholders
Lions Petroleum Inc. f/k/a Energy Visions Inc. and Subsidiaries
(An Exploration Stage Company)
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Lions Petroleum Inc. f/k/a Energy Visions Inc. and Subsidiaries (An Exploration Stage Company) (the Company) as of September 30, 2005, and the related consolidated statements of operations, comprehensive operations, cash flows and deficiency in assets for the years ended September 30, 2005, and 2004, and cumulative from September 21, 2004 (new business start) to September 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lions Petroleum Inc. f/k/a Energy Visions Inc. and Subsidiaries as of September 30, 2005 and 2004, and cumulative from September 21, 2004 to September 30, 2005, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has disposed of its historic business and is now an exploration stage company as of September 20, 2004, it has a deficiency in assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Dohan and Company

Miami, Florida
January 10, 2006

                                                         LIONS PETROLEUM INC.
                     previously known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                (an exploration stage company)
                                                   CONSOLIDATED BALANCE SHEET
                                                   (expressed in U.S. dollars)
==============================================================================


September 30,                                                            2005
------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and equivalents                                            $    36,457
  Prepaid expenses and other current assets                               280
  Deferred oil and gas lease costs                                     15,427
  Deferred tax asset, less valuation allowance of $110,222                  -
------------------------------------------------------------------------------
     Total current assets                                              52,164
------------------------------------------------------------------------------
     Total Assets                                                 $    52,164
==============================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

Current Liabilities:
  Accounts payable and accrued expenses                           $    89,145
  Short-term advances from related parties                            239,672
------------------------------------------------------------------------------
     Total liabilities                                                328,817
------------------------------------------------------------------------------

Commitments and contingencies (Notes 6 and 8)

Deficiency in assets:
  Preferred stock - $.0001 par value; authorized
    5,000,000 shares, none issued                                           -
  Common stock - $.0001 par value; authorized
    50,000,000 shares, issued and outstanding
    10,805,661 shares                                                   1,081
  Additional paid-in capital                                       12,214,452
  Share subscriptions received                                        209,600
  Accumulated other comprehensive loss                               (471,831)
  Deficit accumulated during the exploration stage                   (330,169)
  Deficit                                                         (11,899,786)
------------------------------------------------------------------------------
     Deficiency in assets                                            (276,653)
------------------------------------------------------------------------------
     Total Liabilities and Deficiency in Assets                   $    52,164
==============================================================================


             See accompanying notes to the consolidated financial statements.

                                                          LIONS PETROLEUM INC.
                       formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                (an exploration stage company)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (expressed in U.S. dollars)
==============================================================================


                                                               Cumulative
                                                               from
                                                               September 21,
                                                               2004 (new
                                  Year ended    Year ended     business start)
                                  September 30, September 30,  to September 30
                                  2005          2004           2005
------------------------------------------------------------------------------
Expenses:
  Oil and gas expenditures        $      3,430  $           -  $       3,430
  Professional fees                    262,012         91,328        264,507
  General and administrative            60,153         41,818         61,296
  Interest and financing costs               -         34,273            936
  Expenses recovered from subsidiary         -       (133,146)             -
------------------------------------------------------------------------------
Total expenses                         325,595         34,273        330,169
-----------------------------------------------------------------------------

Net loss before provision for
 income taxes and discontinued
 operations                           (325,595)       (34,273)      (330,169)

Provision for income taxes                   -              -              -
------------------------------------------------------------------------------
Net loss before discontinued
  operations                          (325,595)       (34,273)      (330,169)

Income from discontinued operations,
  net of income tax effect                   -      1,314,834              -
------------------------------------------------------------------------------

Net income or (loss)              $   (325,595) $   1,280,561  $    (330,169)
==============================================================================
Income (loss) per common share
  - basic and diluted             $      (0.19) $        9.21
==============================================================================
Weighted-average number of
  common shares outstanding
  - basic and diluted                1,716,563        139,027
==============================================================================











             See accompanying notes to the consolidated financial statements.

                                                          LIONS PETROLEUM INC.
                       formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                 (a development stage company)
                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                                   (expressed in U.S. dollars)
==============================================================================

                                                               Cumulative
                                                               from
                                                               September 21,
                                                               2004 (new
                                  Year ended    Year ended     business start)
                                  September 30, September 30,  to September 30
                                  2005          2004           2005
------------------------------------------------------------------------------

Net income (loss)                 $   (325,595) $   1,280,561  $     (330,169)
------------------------------------------------------------------------------
Other comprehensive income (loss):
Foreign currency translation,
  net of income tax benefit                  -       (197,989)              -
------------------------------------------------------------------------------
Comprehensive income (loss)       $   (325,595) $   1,082,572  $     (330,169)
==============================================================================



           See accompanying notes to the consolidated financial statements



                                                                                                   LIONS PETROLEUM INC.
                                                                formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                                         (an exploration stage company)
                                                                       CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS
                                                                                            (expressed in U.S. dollars)
==========================================================================================================================

                                                                                 Deficit      Accumulated
                                                                                 Accumulated  Other          Stockholders'
                                         Additional  Share                       During the   Comprehensive  Equity
                     Common Stock        Paid-In     Subscriptions               Exploration  Income         (Deficiency
                  Shares      Amount     Capital     Received     Deficit        Stage        (Loss)         in assets)
--------------------------------------------------------------------------------------------------------------------------
Balance at
September 30,
2003 (restated)      103,494  $     10  $ 10,574,692 $          - $ (13,184,921) $         -  $    (273,842) $ (2,884,061)

Issuance of
common stock
for investment
in private
corporation           35,000         4     1,049,996            -             -            -              -     1,050,000

Issuance of
common stock
for services           7,137         1       237,330            -             -            -              -       237,331

Issuance of
warrants re debt           -         -        34,273            -             -            -              -        34,273

Foreign currency
translation                -         -             -            -             -            -       (197,989)     (197,989)

Net income (loss)          -         -             -            -     1,285,135       (4,574)             -     1,280,561
               -------------- --------- ------------ ------------ -------------- ------------ -------------- -------------
Balance at
September 30,
2004                 145,631        15    11,896,291            -   (11,899,786)      (4,574)      (471,831)     (479,885)

Issuance of
common stock
for services      10,650,030     1,065        64,935            -             -            -              -        66,000

Issuance of
common stock
for oil and gas
leases                10,000         1        10,499            -             -            -              -        10,500

Share
subscriptions
received                   -         -             -      209,600             -            -              -       209,600

Net income (loss)          -         -       242,727            -             -     (325,595)             -       (82,868)
               -------------- --------- ------------ ------------ -------------- ------------ -------------- -------------
Balance at
September 30,
2005              10,805,661  $  1,081  $ 12,214,452 $    209,600 $ (11,899,786) $  (330,169) $    (471,831) $   (276,653)
               ============== ========= ============ ============ ============== ============ ============== =============





                                                        See accompanying notes to the consolidated financial statements.




                                                                            LIONS PETROLEUM INC.
                                         formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                  (an exploration stage company)
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (expressed in U.S. dollars and unaudited)
================================================================================================


                                                                                Cumulative
                                                                                from
                                                                                September 21,
                                                                                2004 (new
                                                   Year ended    Year ended     business start)
                                                   September 30, September 30,  to September 30
                                                   2005          2004           2005
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                $   (325,595) $   1,280,561  $    (330,169)
  Adjustments to reconcile net loss to
   net cash used in operating activities
    Financing fees paid with share purchase warrants          -         34,273              -
    Professional fees                                    13,314              -         13,314
    Common stock issued for services                     66,000              -         66,000
    Write-off of oil and gas leases                       3,430              -          3,430
    Changes in operating assets and liabilities:
     (Increase) decrease in prepaid expenses
       and other current assets                            (237)           509           (237)
     Increase (decrease) in accounts payable
       and accrued expenses                              50,312       (962,598)        54,886
----------------------------------------------------------------------------------------------
        Net cash used in operating activities          (192,776)       352,745       (192,776)
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of oil and gas leases                              -              -              -
----------------------------------------------------------------------------------------------
        Cash provided by (used in)
         investing activities                                 -              -              -
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Advances from related parties                          19,633              -         19,633
  Proceeds from share subscriptions                     209,600              -        209,600
----------------------------------------------------------------------------------------------
        Net cash provided by financing activities       229,233              -        229,233
----------------------------------------------------------------------------------------------
Net cash required by discontinued operations                  -       (289,592)             -
----------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and equivalents       -        (69,991)             -

Net increase (decrease) in cash and equivalents          36,457         (6,838)        36,457

Cash and equivalents at beginning of period                   -          6,838              -
----------------------------------------------------------------------------------------------
Cash and equivalents at end of period              $     36,457  $           -  $      36,457
==============================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest         $          -  $      26,869  $           -
  Income taxes paid                                $          -  $           -  $           -
Non-cash transactions:
  Shares issued for services                       $     66,000  $     237,331  $      66,000


                                See accompanying notes to the consolidated financial statements




                                                         LIONS PETROLEUM INC.
                     previously known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                (an exploration stage company)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                  September 30, 2005 and 2004
==============================================================================

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

On July 23, 2001, Energy Ventures Inc. changed its name to Energy Visions Inc.

On September 20, 2004, the Company issued to its shareholders Special Warrants in its capital, on the basis that such Special Warrants grant, to each holder thereof, the right to acquire, without any additional consideration, shares in the capital of Energy Ventures Inc. (Canada) ("EVI Canada") owned by the Company, on the basis of one (1) common share of EVI Canada for each one (1) common share held by the shareholder in the Company. The Company's historic battery and fuel cell business has been conducted through EVI Canada. The effective result of the issue of Special Warrants is that at September 30, 2004, the Company no longer had a fuel cell and battery business. On September 21, 2004 the Company commenced an exploration stage period with respect to its new oil and gas business. On October 21, 2004, Energy Visions Inc. changed its name to Lions Petroleum Inc. (the "Company").

On January 4, 2005, Energy Ventures Inc. (Canada) changed its name to Pure Energy Visions Corporation ("Pure").

The Company's goals are to acquire oil and gas assets, and its business, upon such acquisition, is the acquisition and development of oil and gas properties throughout North America.

2.  GOING CONCERN:

The Company is in the exploration stage and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company effectively distributed, on September 20, 2004, its historic battery and fuel cell business to its shareholders and recorded, in 2004, a net gain of $1,280,561 which included the gain upon the disposal of such historic business. In its new oil and gas business, which commenced September 21, 2004, the Company incurred losses of $4,574 and $325,595 in the years ended September 30, 2004 and 2005 respectively. The Company has lost $12,229,955 since its inception in 1996, mainly in the battery and fuel cell business, now discontinued.

The Company has had limited revenue since its inception and no revenue since it commenced its exploration stage on September 21, 2004. There is no assurance that the Company will not encounter substantial delays, unforeseen difficulties and expenses related to the proposed acquisition of oil and gas assets. The Company will be required to expand its management and administrative capabilities in order to manage its proposed business, the acquisition and development of oil and

                                                         LIONS PETROLEUM INC.
                     previously known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                (an exploration stage company)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                  September 30, 2005 and 2004
==============================================================================


gas properties throughout North America.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and cash equivalents
--------------------------
Cash and equivalents are comprised of cash held at banks. The Company maintains cash in bank deposit accounts which may represent a concentration of credit risk. The Company has not experienced any losses on these accounts.

Long-lived assets
-----------------
While the Company has no long-lived assets as at September 30, 2005, the Company identifies and records impairment on long-lived assets when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows.

Income Taxes
------------
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Net income or loss per common share
------------------------------------
Basic income or loss per common share is computed as net income or loss divided by the weighted-average number of common shares outstanding during the period.

Restatement
-----------
The financial statements have been restated to effect the 1 for 200 share consolidation which was effected on November 7, 2004.

Reclassification
----------------
Certain prior year amounts have been reclassified to conform with current year presentation.

Use of estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
-----------------------------------
The Company's financial instruments principally consist of cash and equivalents, deferred oil and gas lease costs, accounts payable and accrued liabilities, share subscriptions payable and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Unless noted elsewhere, the fair value of the Company's financial instruments approximate their carrying values.

                                                         LIONS PETROLEUM INC.
                     previously known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                (an exploration stage company)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                  September 30, 2005 and 2004
==============================================================================


4.  DEFERRED OIL AND GAS LEASE COSTS:

The Company's oil and gas leases were recorded at cost and amortized on the straight-line method over the terms of the leases.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

September 30,                                      2005           2004
----------------------------------------------------------------------------
Accounts payable                                 $   48,987   $    11,746
Audit and related fees payable                       40,158             -
Accrued professional fees                                 -       468,183
-----------------------------------------------------------------------------
                                                 $   89,145   $   479,929
-----------------------------------------------------------------------------

6.  COMMITMENTS AND CONTINGENCIES:

In May 2002, an action was commenced in Vancouver, British Columbia, by Mr. Dale Hueser and August Capital Corp. (the "Plaintiffs") against the Company. The Plaintiffs contend that they were entitled to a commission of Cdn $120,000 to Cdn $200,000 in respect of equity raised pursuant to the Company's successful initial public offering in 2001. A settlement agreement in principle was reached requiring the payment of Cdn $25,000 (approximately US $21,500) to be paid to the Plaintiffs by the future issue to the Plaintiffs of common shares of Pure.

On April 1, 2002, the Company announced that it and its major stockholders had commenced an action in the Ontario Superior Court of Justice against Northern Securities Inc., Vic Alboini and Stature Inc. claiming, among other relief, damages for breach of contract, negligence and breach of fiduciary duties in connection with the Company's private and public financings in 2001 and 2000 and trading activities by Northern Securities Inc. in the Company's common shares since August 23, 2001. A settlement in principle was reached requiring a payment of Cdn $10,000 (approximately US $8,600) to be paid to the Plaintiffs by Pure.

Pure has agreed, to accept all responsibility for the above litigation and also for the settlement of approximately $450,000 of the Company's debts that existed at September 20, 2004, and related to the historical battery and fuel cell business. There is some doubt as to Pure's ability to honor such responsibilities.

The Company, in the normal course of business, may be involved in other claims and other legal actions. Management is of the opinion that the ultimate outcome of such matters will not have a material adverse impact on the financial position of the Company or the results of its operations.

The Company entered into a consulting agreement with a director to provide oil and gas business opportunities to the Company. The agreement provides that when

                                                         LIONS PETROLEUM INC.
                     previously known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                (an exploration stage company)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                  September 30, 2005 and 2004
==============================================================================


the agreement is completed, the director shall be entitled to receive options to acquire 100,000 shares of common stock at $0.10 per share and should future stock options be provided to two other directors and officers, the director shall be entitled to receive options in a quantity equal to one third of the options so granted, to a maximum of options re 1,000,000 shares.

7.  COMMON AND PREFERRED STOCK:

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

On November 7, 2004, the National Association of Securities Dealers made effective the consolidation of the issued and outstanding common shares of the Company on the basis of one new common share for each 200 existing common shares owned as of September 20, 2004. The trading symbol for the Company's securities was changed to "LPET".

On May 4, 2005, the Company issued 200,000 shares of common stock to directors and officers who are also consultants and 100,000 shares of common stock to a consultant, both for consulting services rendered pursuant to the Company's 2005 Stock Incentive Plan For Employees And Consultants. The Company valued these shares at $0.10 per common share or $30,000.

On August 8, 2005, a majority of the Company's common stock shareholders approved by written consent the issuance of an aggregate of 10,000,000 shares of common stock and 2,000,000 shares of Series A convertible preferred stock. The shareholders authorized the issuance of 5,000,000 common shares each to Dale M. Paulson, President, CEO and Director, and Gordon L. Wiltse, CFO, Secretary and Director. The 10,000,000 common shares were valued at $1,000 and resulted in Messrs. Paulson and Wiltse holding a combined 98.59% of the voting power of

                                                         LIONS PETROLEUM INC.
                     previously known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                (an exploration stage company)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                  September 30, 2005 and 2004
==============================================================================


our common stock. As of the date of this filing, a certificate of designation of rights and preferences for the Series A convertible preferred stock has not been filed with the State of Delaware, but management intends to file a certificate of designation within the next 90 days. After the certificate of designation has been filed, the Company will issue 1,000,000 Series A convertible preferred shares to each of Messrs. Dale M. Paulson and Gordon L. Wiltse, which share issues were also approved by a majority of the shareholders on August 8, 2005. Each Series A convertible preferred share is convertible into five common shares of the Company.

On August 29, 2005, the Company approved the issue of 10,000 shares of common stock to Duna Resources Ltd., as partial consideration for the acquisition of hydrocarbon leases for 1,295 hectares of undeveloped land located in the Wolverine shallow gas area of North Western Alberta, Canada. The Company valued these shares at $1.05 per common share or $10,500.

On September 12, 2005, the Company issued 200,000 shares of common stock to directors and officers who are also consultants and 150,000 shares of common stock to a consultant, both for consulting services rendered pursuant to the Company's 2005 Stock Incentive Plan For Employees And Consultants. The Company valued these shares at $0.10 per common share or $35,000.

8.  STOCK OPTIONS, STOCK WARRANTS AND STOCK INCENTIVE PLAN:

The Company has a 2001 stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers.

By resolution of the Board of Directors, all stock options that were outstanding as at close of business on September 30, 2004 were cancelled.

The Company issued 641,000 common share stock warrants during 2004. None were exercised and by resolution of the Board of Directors, all stock warrants that were outstanding as at close of business on September 30, 2004, were, with the consent of the warrant holders, cancelled.

On April 25, 2005, the Company adopted the '2005 Stock Incentive Plan For Employees And Consultants' ("Plan") and on April 29, 2005 filed an S8 registration statement respecting such Plan. A maximum of 5,000,000 shares of common stock may be issued pursuant to the Plan to employees and consultants of the Company.

During the fiscal year ended September 30, 2005, 650,000 common shares of the Company were issued pursuant to the Plan, all at $0.10 per common share.

9.  INCOME TAXES:

As of September 30, 2005, the Company had deferred tax assets resulting primarily from the accumulated net operating losses of approximately $330,000. As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided of $110,222 (2004 $686).

                                                         LIONS PETROLEUM INC.
                     previously known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                (an exploration stage company)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                  September 30, 2005 and 2004
==============================================================================

10.  RELATED PARTY TRANSACTIONS:

The Company was charged $nil, approximately $164,000 and $1,156,000 for the years ended September 30, 2005 and 2004 and for the period from inception through September 30, 2005, respectively, by a company controlled by the spouse of the Company's previous president and chief executive officer for management services provided by this individual.

During the year ended September 30, 2005, the Company was charged fees of $60,000 by each of two directors and officers for the provision of management services.

11.  SUBSEQUENT EVENTS:

Subsequent to September 30, 2005, the Company has raised an additional $66,200 from the sale of common stock.

12. DISCONTINUED OPERATIONS:

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

As a result of the above transaction, the Company determined that at September 30, 2004 and at the date hereof, it no longer has ownership of EVI Canada, the company through which the Company was in the battery and fuel cell business. Lions is an oil and gas exploration stage company with effect from September 21, 2004.

During 2004, the Company recorded in its statement of earnings income from such discontinued operations of $1,314,834.

                                                         LIONS PETROLEUM INC.
                     previously known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                (an exploration stage company)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                  September 30, 2005 and 2004
==============================================================================


The income (loss) from discontinued operations is as follows:


                                                       Year ended
                                                       September 30,
                                                       2004
                                                       -------------
Revenue                                                $      16,419

Expenses:
  Research and development costs                             305,326
  Professional fees                                          167,452
  General and administrative                                 271,723
  Interest and financing costs                               148,101
  Depreciation and amortization                               34,542
                                                       -------------
Total expenses                                               927,144
                                                       -------------
Loss before other items                                     (910,725)
Share of loss of equity investee                            (483,464)
Gain from disposal of discontinued operations              2,709,023
                                                       -------------
Income (loss) from discontinued operations             $   1,314,834
                                                       -------------

Net liabilities of discontinued operations are summarized as follows:

                                                       Year ended
                                                       September 30,
                                                       2004
                                                       -------------
Cash and equivalents                                   $         781
Accounts receivable                                          208,201
Refundable investment tax credits                             25,165
Prepaid expenses and other current assets                     30,036
Investments                                                1,333,576
Property and equipment, net                                   29,328
Accounts payable and accrued expenses                     (1,729,780)
Due to related parties                                    (1,267,624)
Short-term advances                                         (156,866)
Loans payable                                             (1,181,840)
                                                       --------------
Net liabilities                                        $  (2,709,023)
                                                       ==============

                                                         LIONS PETROLEUM INC.
                     previously known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                (an exploration stage company)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (expressed in U.S. dollars)
                                                  September 30, 2005 and 2004
==============================================================================


Cash flows from discontinued operations are summarized as follows:

                                                      Year ended
                                                      September 30,
                                                      2004
                                                      --------------
Cash provided by (used in)

  Operating activities                                $    (547,306)
  Investing activities                                    1,285,808
  Financing activities                                   (1,028,094)
                                                      --------------
    Net cash required by discontinued operations      $    (289,592)
                                                      ==============

      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 26, 2004, we filed a Current Report on Form 8-K announcing that we dismissed Goldstein Golub Kessler L.L.P, Certified Public Accountants, on January 21, 2004, and that we engaged Dohan and Company, CPA's, PA as our new auditors on the same date.

                ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective.

Also, these executive officers determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                   ITEM 8B.  OTHER INFORMATION
None.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors and executive officers are listed below, with their respective ages, positions and biographical information. Our articles of incorporation provide for a board of directors consisting of one or more directors. Our directors serve until our next annual meeting or until each is succeeded by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. There are no family relationships between any of our directors and officers.


Name              Age Position                                Director since
---------------- ---- --------------------------------------  ----------------
Dale M. Paulson   44  President, Chief Executive Officer,
                      and Director                            October 19, 2004
Gordon L. Wiltse  39  Chief Financial Officer, Secretary
                      and Director                            July 7, 2004
Duane D. Fadness  57  Director                                October 19, 2004


DALE M. PAULSON - Mr. Paulson was appointed as our President and Chief Executive Officer in October 2004. Mr. Paulson has over 10 years of experience as a stockbroker and financial advisor at a number of leading investment firms where he specialized in raising venture capital for resource companies. He is also a director and Vice-President of Panterra Resource Corp., a Canadian public company trading on the TSX Venture Exchange. Mr. Paulson holds a Bachelors Degree in Business Administration from Simon Fraser University and a Diploma from the Canadian Securities Institute.

GORDON L. WILTSE - Mr. Wiltse has over 10 years of business experience as a business manager and marketing consultant for private companies in various industries. He is not a director or officer of any other public companies.

DUANE D. FADNESS - Mr. Fadness has over 20 years of experience in the oil & gas industry and is currently a Land Manager for Powder River Basin, a subsidiary of Western Gas Resources, Inc., a U.S. public company trading on the New York Stock Exchange. Western Gas Resources is major producer of natural gas from the Rocky Mountain Midcontinent and West Texas areas. Mr. Fadness has consulted in the land, marketing, pipeline, and business development aspects of the oil and gas industry. He holds a Master of Business Administration Degree from the University of Denver.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required. Based upon review of the forms and representations furnished to us during the fiscal year ended September 30, 2005, we believe Dale M. Paulson filed late 3 Forms 4 related to 25 transactions. Gordon L. Wiltse filed late 3 Forms 4 related to 26 transactions.

Code of Ethics

We have not adopted a code of ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not adopted a code of ethics because we only have three individuals serving in these positions and we have minimal operations. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Audit Committee Financial Expert

We do not have an individual serving as an audit committee financial expert because we do not have an audit committee. We do not have an audit committee because we have limited operations; however, our board of directors will revisit this matter as our operations grow.


                 ITEM 10.  EXECUTIVE COMPENSATION

The following table shows the compensation paid to our named executive officers in all capacities during the past three fiscal years.

                    SUMMARY COMPENSATION TABLE
                    -------------------------

                               Annual Compensation
                               ------------------------
                                          Other
Name and principal    Fiscal              annual
position              Year      Salary    compensation
--------------------  --------  --------  --------------
Dale M. Paulson       2005      $   0     $ 80,500 (1)
President, CEO        2004          0
Director              2003          0

Gordon L. Wiltse      2005     $    0     $ 80,500 (1)
CFO, Secretary,       2004          0
Director              2003          0

(1) Represents consulting fees of $60,000; 200,000 common shares valued at $20,000; and 5,000,000 common shares valued at $500.


Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments. None of our directors received any cash compensation in their capacity as directors.

During the fiscal year ended September 30, 2004, options to purchase 850,000 common shares of Energy Visions Inc. at a market price of Cdn $0.20, were granted to the then directors of the company. All of these options were canceled effective at the close of business on September 30, 2004.

Consulting Contracts

We entered into management services agreements, dated September 1, 2004, with Messrs. Paulson and Wiltse. The agreements provide that each of them will provide management, administrative and consulting services to the company and will receive $5,000 per month for services rendered. The term of the agreement is for a period of five years and may be extended for successive one year terms upon mutual consent. Either party may terminate the agreement with a two-week written notice. Each consultant agreed to maintain the confidentiality of information related to the company and not to assign their interests in the agreement without prior written consent.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders.

               EQUITY COMPENSATION PLAN INFORMATION
               ------------------------------------

                                                            Number of
                                                            securities
                                                            remaining
                                                            available for
                                                            future issuance
                                                            under equity
                 Number of securities   Weighted-average    compensation
                 to be issued upon      exercise price of   plans (excluding
                 exercise of out-       outstanding         securities
                 standing options,      options, warrants   reflected
Plan category    warrants and rights    and rights          in column (a))
                        (a)                (b)                  (c)
---------------- ---------------------- ------------------- ---------------
Equity
compensation
plans approved
by security
holders                  0              $   0                    0
---------------- ---------------------- ------------------- ---------------
Equity
compensation
plans not
approved by
security
holders                   0                  0                 4,350,000
---------------- ---------------------- ------------------- ---------------

Total                     0             $    0                 4,350,000
---------------- ---------------------- ------------------- ---------------


Lions Petroleum Inc. 2005 Stock Incentive Plan for Employees and Consultants

On April 25, 2005, our board of directors adopted the Lions Petroleum Inc. 2005 Stock Incentive Plan for Employees and Consultants (the "2005 Incentive Plan"). The purpose of the 2005 Incentive Plan is to provide our employees and consultants and employees and consultants of our subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the company and our subsidiaries, if any. It also is intended to attract and retain qualified employees and consultants.

The 2005 Incentive Plan has a duration of ten (10) years, unless it is terminated by our board of directors. The board of directors shall have the right, with or without approval of our shareholders, to amend or revise the terms of the 2005 Incentive Plan at any time, subject to limitations outlined in the 2005 Incentive Plan. The 2005 Incentive Plan shall not offer more than 5,000,000 shares of Lions common stock at fair market value or a value determined by the board of directors.

The board of directors designated Dale M. Paulson and Gordon L. Wiltse as the members of the Compensation Committee and the 2005 Incentive Plan shall be administered by that committee. Subject to the provisions of the 2005 Incentive Plan, the Compensation Committee shall determine the persons to be granted stock from those eligible to be participants under the 2005 Incentive Plan. The Compensation Committee will also determine the amount of stock to be granted to each person and the terms and conditions of any stock grant shall be in writing. At September 30, 2005, the Compensation Committee had granted 650,000 shares pursuant to the 2005 Incentive Plan.

Certain Beneficial Owners

The following table lists the beneficial ownership of our management and each person or group known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. The percentage of beneficial ownership is based on 10,805,661 shares of common stock outstanding as of January 4, 2006.


                            MANAGEMENT
                            ----------

Name and address of           Amount and nature           Percentage
beneficial owner              of beneficial ownership     of class
---------------------------   -----------------------     --------------

Dale M. Paulson                        5,138,560             47.6%
1150-789 West Pender Street
Vancouver, BC V6C1H2
Canada

Gordon L. Wiltse                       5,137,000             47.5%
1150-789 West Pender Street
Vancouver, BC V6C1H2
Canada

Directors and officers                10,275,560             95.1%
as a group


     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes transactions we have either engaged in during the past two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transactions between Lions and our current officers and directors have been negotiated between related parties without "arms-length" bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

On May 4, 2005, the Compensation Committee of the 2005 Incentive Plan granted 100,000 common shares valued at $10,000 to Dale M. Paulson, our President, Chief Executive Officer and Director, in consideration for consulting services rendered to Lions. On September 12, 2005, the Compensation Committee of the 2005 Incentive Plan granted another 100,000 common shares valued at $10,000 to Mr. Paulson in consideration for consulting services rendered to Lions.

On May 4, 2005, the Compensation Committee of the 2005 Incentive Plan granted 100,000 common shares valued at $10,000 to Gordon L. Wiltse, our Chief Financial Officer, Secretary and Director, in consideration for consulting services rendered to Lions. On September 12, 2005, the Compensation Committee of the 2005 Incentive Plan granted another 100,000 common shares valued at $10,000 to Mr. Wiltse in consideration for consulting services rendered to Lions.

On August 8, 2005, a majority of our shareholders approved by written consent the issuance of an aggregate of 10,000,000 shares of common stock and 2,000,000 shares of Series A convertible preferred stock to our officers. The shareholders authorized the issuance of 5,000,000 common shares each to Dale
M. Paulson and Gordon L. Wiltse in consideration for services. The 10,000,000 common shares were valued at approximately $1,000 and resulted in Messrs. Paulson and Wiltse holding approximately 98% of the voting power of our common stock at that time. As of the date of this filing, a certificate of designation of rights and preferences for the Series A convertible preferred stock has not been filed with the state of Delaware, but management intends to file a certificate of designation within the next 90 days. After the certificate of designation has been filed, we will issue 1,000,000 Series A preferred shares each to Messrs. Paulson and Wiltse. Management anticipates that the Series A preferred shares will be entitled to five votes for every one Series A preferred share held on matters brought to a shareholder vote.

We entered into a consulting agreement with Duane D. Fadness, our Director, for a term of 36 months. The consulting agreement is dated October 25, 2005, and provides that Mr. Fadness will provide consultation in the area of oil and gas properties and will introduce Lions to any and all prospective oil and gas properties which may be available or for which participation is available. However, Mr. Fadness is not required to provide introduction to Lions of any business opportunities that he is obligated to provide to his employer Western Gas Resources, Inc and its subsidiaries.

Upon completion of the agreement, Mr. Fadness will receive stock options to purchase 100,000 shares of common stock at $0.10 per share and will be entitled to one-third the total number of future options granted to Messrs. Wiltse and Paulson, up to a maximum of 1,000,000 shares. Mr. Fadness is not an employee, but an independent contractor and has agreed to maintain the confidentiality of any work papers, agreements or other documents related to potential business opportunities. We must accept or reject within 120 days any oil and gas property introduced to the company by Mr. Fadness. This agreement may be terminated with 30-days written notice from Mr. Fadness or immediately upon written notice from Lions of an event of default, which includes breach of the agreement or insolvency of Mr. Fadness. This agreement may not be assigned by the parties.

Pursuant to the settlement agreement between Pure Energy Canada and Lions (See
Part II, Item 6, above), we assumed debt owed by Pure Energy Canada to Lions Nevada, a related party. Lions Nevada advanced approximately $113,000 to Pure Energy Canada. Lions Nevada was incorporated on March 18, 2003. Gordon L. Wiltse, is President and Treasurer, Dale M. Paulson is Secretary, and Faye Paulson, Mr. Paulson's spouse, is a director of that corporation. To satisfy this debt, we may issue a yet to be determined amount of shares of our common stock to Lions Nevada or we may settle the debt in some other mutually agreed upon manner.

                        ITEM 13.  EXHIBITS

No.   Description
----  -------------

3.1 Certificate of Incorporation of O.P.D. Acquisitions, Inc. (Incorporated by reference to exhibit 2.1 of Form 10-SB filed November, 4, 2000, as amended)
3.2 O.P.D. Acquisitions, Inc. Amendment to the Certificate of Incorporation Incorporated by reference to exhibit 2.1A of Form 10-SB filed November, 4, 2000, as amended)
3.3   Energy Ventures Inc. Amendment to Articles of Incorporation
3.4 Energy Visions Inc. Amendment to Articles of Incorporation, dated October 21, 2004 (Incorporated by reference to exhibit 3.3 for Form 10-KSB, filed March 17, 2005)
3.5 Bylaws of Energy Ventures Inc. (Incorporated by reference to exhibit 2.1 of Form 10-SB filed November, 4, 2000, as amended)

4.1   Form of Special Warrant Certificate
4.2 Lions Petroleum Inc. 2005 Stock Incentive Plan for Employees and Consultants (Incorporated by reference to exhibit 4.1 to Form S-8, File No. 333-124486, filed April 29, 2005)
10.1 Agreement between Lions Petroleum and Duna Resources Ltd., dated August 12, 2005 (Incorporated by reference to exhibit 10.1 to Form 10-QSB, filed November 10, 2005)
10.2  Form of Management Services Agreement
10.3 Consulting Agreement between Lions Petroleum and Duane D. Fadness, dated September 1, 2005 - To be filed by amendment
10.4 Settlement Agreement between Lions Petroleum and Pure Energy Visions Corporation, dated August 31, 2005
31.1  Chief Executive Officer Certification
31.2  Chief Financial Officer Certification
32.1  Section 1350 Certification


         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed or accrued for each of the last two fiscal years by our principal accountants, Dohan & Company, CPA's PA, in connection with the audit of our financial statements and other professional services rendered by that firm.

                             2005        2004
                            --------   --------
      Audit fees            $ 26,620   $ 47,933
      Audit-related fees           0          0
      Tax fees                     0          0
      All other fees        $      0    $     0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning. All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

Audit Committee Pre-approval Policies

We do not have an audit committee currently serving, and as a result, our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                    LIONS PETROLEUM INC.



                                     /s/ Dale M. Paulson
Date: January 13, 2006          By: ____________________________________
                                    Dale M. Paulson, President



In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/ Dale M. Paulson
Date: January 13, 2006              ____________________________________
                                    Dale M. Paulson
                                    President, Chief Executive Officer,
                                    and Director




                                    /s/ Gordon L. Wiltse
Date: January 13, 2006              ____________________________________
                                    Gordon L. Wiltse
                                    Chief Financial Officer, Secretary
                                    and Director




                                    /s/ Duane D. Fadness
Date: January 13, 2006              _____________________________________
                                    Duane D. Fadness
                                    Director