Form 10QSB
period 2005-12-31
LIONS PETROLEUM, INC
filed 2006-02-15
CIK 1048407

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       From the transition period from ________ to ________

       Commission file number 000-30285


                       LIONS PETROLEUM INC.
------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


           Delaware                                  N/A
-------------------------------         -------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

   600 17th Street, Suite 2800 South, Denver, CO, 80202, U.S.A.
   ------------------------------------------------------------
             (Address of principal executive offices)

                         (720) 359-1604
             ---------------------------------------
                   (Issuer's telephone number)

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

As of February 13, 2006, Lions Petroleum Inc. had 10,930,661 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)..................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation.........10

Item 3.  Controls and Procedures...........................................11

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..........................................................11

Signatures.................................................................12





                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

                                                          LIONS PETROLEUM INC.
                     previously known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                (an exploration stage company)
                                                                BALANCE SHEET
                                     (unaudited and expressed in U.S. dollars)
==============================================================================

                                                                December 31,
                                                                    2005
------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and equivalents                                         $      35,369
  Prepaid expenses and other current assets                               74
  Deferred oil and gas lease costs                                     5,865
  Deferred tax asset less valuation allowance of $122,072                  -
                                                               --------------
    Total current assets                                              41,308

Property and equipment, net of accumulated depreciation of $233          545
-----------------------------------------------------------------------------
    Total Assets                                               $      41,853
=============================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

Current Liabilities:
  Accounts payable and accrued expenses                        $      90,343
  Management and consulting fees payable to related parties           30,280
  Short-term advances from related parties                           222,386
                                                               --------------
    Total current liabilities                                        343,009
-----------------------------------------------------------------------------
    Total Liabilities                                                343,009
-----------------------------------------------------------------------------

Commitments and contingencies (Note 6)

Deficiency in assets:
  Preferred stock - $.0001 par value; authorized
    5,000,000 shares, none issued                                          -
  Common stock - $.0001 par value; authorized
    50,000,000 shares, issued and outstanding 10,805,661 shares        1,081
  Additional paid-in capital                                      12,214,452
  Share subscriptions received                                       274,100
  Accumulated other comprehensive loss                              (471,831)
  Deficit accumulated during the exploration stage                  (419,172)
  Deficit                                                        (11,899,786)
-----------------------------------------------------------------------------
    Deficiency in Assets                                            (301,156)
-----------------------------------------------------------------------------
    Total Liabilities and Deficiency in Assets                $       41,853
=============================================================================



                                            See Notes to Financial Statements

                                                         LIONS PETROLEUM INC.
                     previously known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                (an exploration stage company)
                                                     STATEMENTS OF OPERATIONS
                                     (unaudited and expressed in U.S. dollars)
==============================================================================


                                                                 Cumulative,
                                                                 from
                                                                 September 21,
                                                                 (new business
                                     For the three months ended  start) to
                                              December 31,       December 31,
                                          2005          2004     2005
------------------------------------------------------------------------------
Expenses:
  Oil and gas expenditures           $      9,563  $          -  $     12,993
  Professional fees                        56,527        59,109       321,034
  General and administrative               22,580        31,916        83,876
  Interest and financing costs                100             -         1,036
  Depreciation                                233             -           233
------------------------------------------------------------------------------
Total expenses                             89,003        91,025       419,172
------------------------------------------------------------------------------
Net loss before provision for
 income taxes                             (89,003)      (91,025)     (419,172)

Provision for income taxes                      -             -             -
------------------------------------------------------------------------------
Net loss                             $    (89,003) $    (91,025) $   (419,172)
==============================================================================
Loss per common share
 - basic and diluted                 $      (0.01) $      (0.63)
==============================================================================
Weighted-average number of common
shares outstanding -basic and diluted  10,805,661       145,631
==============================================================================

                                            See Notes to Financial Statements

                                                          LIONS PETROLEUM INC.
                     previously known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                               (an exploration stage company)
                                       STATEMENTS OF COMPREHENSIVE OPERATIONS
                                     (unaudited and expressed in U.S. dollars)
==============================================================================

                                                                 Cumulative,
                                                                 from
                                                                 September 21,
                                                                 (new business
                                     For the three months ended  start) to
                                              December 31,       December 31,
                                          2005          2004     2005
------------------------------------------------------------------------------

Net loss                              $     (89,003) $  (91,025) $  (419,172)
------------------------------------------------------------------------------
Other comprehensive loss:
  Foreign currency translation,
   net of income tax benefit                      -           -            -
------------------------------------------------------------------------------
Comprehensive loss                    $     (89,003) $  (91,025) $  (419,172)
==============================================================================






                                             See Notes to Financial Statements

                                                                  LIONS PETROLEUM INC.
                             previously known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                        (an exploration stage company)
                                                             STATEMENTS OF CASH FLOWS
                                             (unaudited and expressed in U.S. dollars)
======================================================================================

                                                                        Cumulative,
                                                                        from
                                                                        September 21,
                                                                        (new business
                                            For the three months ended  start) to
                                                     December 31,       December 31,
                                                 2005          2004     2005
--------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss from continuing operations       $    (89,003) $   (91,025)  $    (419,172)
  Adjustments to reconcile net loss to
   net cash used in operating activities
     Depreciation and amortization                   233            -             233
     Professional fees of related parties         16,966            -          30,280
     Commons stock issued for services                 -            -          66,000
     Write-off of oil and gas leases               9,563            -          12,993
  Changes in operating assets and liabilities:
     Increase in accounts receivable                   -      (20,720)              -
     (Increase) decrease in prepaid expenses
       and other current assets                      205           44             (32)
     Increase in accounts payable and
       accrued expenses                            1,197       91,081          56,083
--------------------------------------------------------------------------------------
       Net cash used in operating activities     (60,839)     (20,620)       (253,615)
--------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment               (778)           -            (778)
--------------------------------------------------------------------------------------
       Cash used in investing activities            (778)           -            (778)
--------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from related parties' advances         (3,971)      20,695          15,662
  Proceeds from share subscriptions               64,500            -         274,100
--------------------------------------------------------------------------------------
       Net cash provided by (used in)
        financing activities                      60,529       20,695         289,762
--------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                -            -               -

Net increase (decrease) in cash                   (1,088)          75          35,369

Cash and equivalents at beginning of period       36,457            -               -
--------------------------------------------------------------------------------------
Cash and equivalents at end of period        $    35,369  $        75  $       35,369
======================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest   $       100  $         -  $        1,036
  Income taxes paid                          $         -  $         -  $            -


Supplemental schedule of noncash investing and financing activities:

Non-cash transactions:
   Shares issued for services                $         -  $         -  $       66,000



                                                     See Notes to Financial Statements



                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2005
                           (Unaudited)

1.   Basis of Presentation:

The financial statements at December 31, 2005, and for the three-month periods ended December 31, 2005 and 2004, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's plan of operation and also the results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005. The results of operations for the three-month period ended December 31, 2005, is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

On February 9, 2005, the Company's Board of Directors approved the issue of Special Warrants in its capital, to issued and outstanding common shareholders as of September 20, 2004. On the basis that such Special Warrants grant, to each holder thereof, the right to acquire, without any additional consideration, shares in the capital of Energy Ventures Inc. (Canada) which company changed its name on January 4, 2005, to Pure Energy Visions Corporation ("EVI Canada") owned by the Company, on the basis of one (1) common share of EVI Canada for each one (1) common share held by the shareholder in the Company. Such Special Warrants may be exercised by each holder thereof during a period of 18 months from the September 20, 2004, the date of issuance but such Special Warrants shall be exercised automatically on the day of issuance, by the Ontario Securities Commission, of a receipt for a final prospectus in respect of the distribution of the securities of EVI Canada being acquired by the holders of the Special Warrants upon exercise of such Special Warrants and further, shall be exercised automatically on the expiry date of the Special Warrants. On December 20, 2005, EVI Canada filed a preliminary prospectus in Canada and anticipates a final acceptance of that prospectus in late February or early March 2006.

As a result of the above transaction, the Company has determined that at September 30, 2004, and at the date of this report it no longer has ownership of EVI Canada. And the Company, as a result, has no subsidiaries or battery and fuel cell business at December 31, 2005.

The accompanying financial statements include the accounts of the Company, which has no subsidiaries, at December 31, 2005. The accompanying financial statements are expressed in U.S. dollars.

2.  Going Concern:

The Company is in the business of the ownership and exploration of oil and gas properties and effective September 21, 2004, commenced an exploration stage period. The Company and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of $89,003 and $91,025 for the three-month periods ended December 31, 2005 and 2004, respectively, and $12,318,958 since its inception in 1996. The Company has had limited revenue during those periods. There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its seismic testing and drilling program and/or other unforeseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company anticipates the need to raise funds through equity financing. Such additional funds may not be available on terms acceptable to the

                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2005
                           (Unaudited)

Company. These factors indicate that the Company may not be able to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

3.   Due To Related Parties:

At December 31, 2005, $30,280 is owed to three directors and officers in respect of unpaid management and consulting fees.

At December 31, 2005, $94,000 is owed to EVI Canada, primarily with respect to that company's assumptions of debt associated with the historical battery and fuel cell business. The Company has agreed to issue to EVI Canada a yet to be determined amount of common shares equal to $94,000. In addition, $128,386 is owed to Lions Petroleum Corp., a private Nevada corporation ("Lions Nevada") primarily in respect of approximately $113,000 advanced by that company to EVI Canada with respect to the spin-off of EVI Canada. The Company may issue an amount of shares of our common stock to Lions Nevada to satisfy this debt or may settle the debt by some other agreed upon settlement.

4.   Stock Options and Stock Incentive Plan:

The Company has a 2001 stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers. By resolution of the Board of Directors, all stock options that were outstanding as at close of business on September 30, 2004, were cancelled. No new stock options were issued subsequently.

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

5.   Common and Preferred Stock

On August 8, 2005, a majority of the Company's common stock shareholders approved, by written consent, the issuance of an aggregate of 10,000,000 shares of common stock and 2,000,000 shares of Series A convertible preferred stock. The shareholders authorized the issuance of 5,000,000 common shares each to Dale M. Paulson, President, CEO and Director, and Gordon L. Wiltse, CFO, Secretary and Director. As of the date of this filing, a certificate of designation of rights and preferences for the Series A convertible preferred stock has not been filed with the State of Delaware, but management intends to file a certificate of designation within the next 90 days. After the certificate of designation has been filed, the Company will issue 1,000,000 Series A convertible preferred shares to each of Messrs. Dale M. Paulson and Gordon L. Wiltse, which share issues were also approved by a majority of the shareholders on August 8, 2005. Each Series A convertible preferred share is convertible into five common shares of the Company.

6.   Contingent Liability and Commitment:

As of December 31, 2005, the guarantee of the Company and of the president and chief executive officer of EVI (Canada) in regards to an unused factoring agreement, remains in effect.

On August 31, 2005, the Company executed a settlement agreement with EVI Canada to resolve outstanding issues related to the spin-off of EVI Canada. Under the terms of the settlement agreement EVI Canada agreed to assume

                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2005
                           (Unaudited)

debt and contingent liabilities that were associated with the battery and fuel cell business. EVI Canada agreed to assume approximately $450,000 of debt owed to third parties, and agreed to be responsible for unresolved litigation that existed at September 30, 2004. However, management cannot guarantee that EVI Canada will be able to satisfy these obligations and the Company may remain liable for them.

7.  Subsequent Events

In January 2006, the Company issued an aggregate of 125,000 shares pursuant to the 2005 Stock Incentive Plan For Employees And Consultants, all at $0.10 per common share.

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

Executive Overview

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

In August 2005 we purchased two hydrocarbon leases for 1,295 hectares of undeveloped land located in the Wolverine shallow gas area of North Western Alberta, Canada. However, leases representing four sections of land, approximately 1,036 hectares, expired on January 24, 2006. The remaining lease representing 259 hectares expires January 24, 2007. This acreage has not been proved and is undeveloped acreage, which means wells have not been drilled that would permit the production of commercial quantities of oil and gas.

Management is evaluating the options for the most efficient development of the Wolverine lease. The first step will be to contract a firm to complete seismic testing on the property to determine the viability of the property. After the seismic testing is completed, management will determine the possible drilling sites. At that point, management will need to determine whether it is prudent to have third party contractors complete all of or a portion of the drilling program so as to minimize the financial risk to us. Management anticipates that the majority of the development on the lease will be contracted work and, therefore, we do not expect to hire any new employees for this project. However, if management decides to develop the leases unilaterally, then additional monies must be raised to complete the drilling program.

We may encounter substantial delays and expenses related to the development of this property. Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be found. We cannot be sure that new wells drilled by us will be productive or that we will recover all or any portion of our investment. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a number of factors beyond our control, such as title problems, weather conditions, compliance with governmental requirements, and/or shortages or delays in the delivery of drilling equipment or services. In addition, we will be subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, including fires, natural disasters, explosions, encountering geological formations with abnormal pressures, blowouts, craterings, spills and uncontrollable flows of oil, natural gas or well fluids.

Plan of Operation

Our auditors have expressed doubt that we can continue as a going concern without additional funding. We recorded a net gain of $1,280,561 for the year ended September 30, 2004, primarily as the result of the gain upon the disposal of our historical battery and fuel cell business. However, for the year ended September 30, 2005, we recorded a net loss of $325,595 and for the three month period ended December 31, 2005, we recorded a net loss of $89,003. We have not recorded revenue since we commenced our exploration stage in September 2004.

Management estimates that we will require approximately $20,000 to perform the initial seismic and geology study on the Wolverine property to determine if it is viable for development of gas and/or oil. Management anticipates that we will fund this stage of our exploration stage with proceeds from sales of our common stock. We have raised $275,100 as of January 9, 2006, from the sale of subscriptions for our common stock; however, we may not be able to raise sufficient funding from stock sales for long term operations. We believe debt financing will not be an alternative for funding in the exploration stage due to the risky nature of this type of enterprise. The lack of tangible assets until such time as an economically viable well can be demonstrated places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt.

Management anticipates that we will acquire more oil and gas properties; however, we currently do not have revenues or funding for these purchases. We anticipate that we will raise funds within the next twelve months for acquisitions and operations through private placements of our common stock pursuant to exemptions from the registration requirements provided by Canadian, United States and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

We have no employees and we do not expect any new employees due to the fact that we intend to contract out the field operations.

Off-balance Sheet Arrangements

None.


ITEM 3.  CONTROLS AND PROCEDURES

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

Also, these executive officers determined that there were no changes made in our internal controls over financial reporting during the first quarter of our 2006 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


PART II: OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.   Description
----  ------------

31.1  Chief Executive Officer Certification

31.2  Chief Financial Officer Certification
32.1  Section 1350 Certification


Part II Exhibits

No.   Description
----  -----------
3.1 Certificate of Incorporation of O.P.D. Acquisitions, Inc. (Incorporated by reference to exhibit 2.1 of Form 10-SB filed November, 4, 2000, as amended)
3.2 O.P.D. Acquisitions, Inc. Amendment to the Certificate of Incorporation (Incorporated by reference to exhibit 2.1A of Form 10-SB filed November, 4, 2000, as amended)
3.3 Energy Ventures Inc. Amendment to Articles of Incorporation (Incorporated by reference to exhibit 3.3 of Form 10-KSB filed January 13, 2006)
3.4 Energy Visions Inc. Amendment to Articles of Incorporation, dated October 21, 2004 (Incorporated by reference to exhibit 3.3 for Form 10-KSB, filed March 17, 2005)
3.5 Bylaws of Energy Ventures Inc. (Incorporated by reference to exhibit 2.1 of Form 10-SB filed November 4, 2000, as amended)
4.1 Form of Special Warrant Certificate (Incorporated by reference to exhibit 4.1 of Form 10-KSB filed January 13, 2006)
4.2 Lions Petroleum Inc. 2005 Stock Incentive Plan for Employees and Consultants (Incorporated by reference to exhibit 4.1 to Form S-8, File No. 333-124486, filed April 29, 2005)
10.1 Agreement between Lions Petroleum and Duna Resources Ltd., dated August 12, 2005 (Incorporated by reference to exhibit 10.1 to Form 10-QSB, filed November 10, 2005)
10.2 Form of Management Services Agreement (Incorporated by reference to exhibit 10.2 of Form 10-KSB filed January 13, 2006)
10.3 Consulting Agreement between Lions Petroleum and Duane D. Fadness, dated October 25, 2005
10.4 Settlement Agreement between Lions Petroleum and Pure Energy Visions Corporation, dated August 31, 2005 (Incorporated by reference to exhibit 10.4 of Form 10-KSB filed January 13, 2006)



                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LIONS PETROLEUM INC.


                                   /s/ Dale M. Paulson
Date: February 14, 2006        By: ____________________________________
                                   Dale M. Paulson
                                   President and Director
                                   Chief Executive Officer

                                   /s/ Gordon L. Wiltse
Date: February 14, 2006        By: ____________________________________
                                   Gordon L. Wiltse
                                   Chief Financial Officer, Secretary
                                   and Director