Form 10QSB
period 2006-03-31
LIONS PETROLEUM, INC
filed 2006-05-22
CIK 1048407

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      From the transition period from ________ to ________

                Commission file number 000-30285

                       LIONS PETROLEUM INC.
 ---------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


           Delaware                                  N/A
-------------------------------          -------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

   600 17th Street, Suite 2800 South, Denver, CO, 80202, U.S.A.
  -------------------------------------------------------------
             (Address of principal executive offices)

                         (720) 359-1604
                    -------------------------
                   (Issuer's telephone number)

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

As of May 15, 2006, Lions Petroleum Inc. had 11,979,051 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation.........10

Item 3.  Controls and Procedures...........................................11


                    PART II: OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......12

Item 6.  Exhibits..........................................................12

Signatures.................................................................13


                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended March 31, 2006 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended March 31, 2006 are not necessarily indicative of results to be expected for any subsequent period.

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


                                                                   March 31,
                                                                     2006
-----------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and equivalents                                         $    134,299
  Prepaid expenses and other current assets                             278
  Deferred oil and gas lease costs                                    2,215
  Deferred tax asset less valuation allowance of $200,160                 -
                                                               -------------
    Total current assets                                            136,792

Property and equipment, net of accumulated depreciation of $713       3,565
-----------------------------------------------------------------------------
    Total Assets                                               $    140,357
=============================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

Current Liabilities:
  Accounts payable and accrued expenses                        $     82,134
  Management and consulting fees payable to related parties           8,280
  Short-term advances from related parties                          222,063
                                                               -------------
    Total current liabilities                                       312,477
-----------------------------------------------------------------------------
    Total Liabilities                                               312,477
-----------------------------------------------------------------------------

Commitments and contingencies (Note 6)

Deficiency in assets:
  Preferred stock - $.0001 par value;
    authorized 5,000,000 shares, none issued                              -
  Common stock - $.0001 par value;
    authorized 50,000,000 shares,
    issued and outstanding 11,779,051                                 1,178
  Additional paid-in capital                                     12,570,955
  Share subscriptions received                                      150,000
  Accumulated other comprehensive loss                             (471,831)
  Deficit accumulated during the exploration stage                 (522,636)
  Deficit                                                       (11,899,786)
-----------------------------------------------------------------------------
    Deficiency in Assets                                           (172,120)
-----------------------------------------------------------------------------
    Total Liabilities and Deficiency in Assets                $     140,357
=============================================================================


                                           See Notes to Financial Statements


                                                                             LIONS PETROLEUM INC.
                                        previously known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                   (an exploration stage company)
                                                                        STATEMENTS OF OPERATIONS
                                                        (unaudited and expressed in U.S. dollars)
=================================================================================================

                                                                                  Cumulative,
                                                                                  from
                                                                                  September 21,
                                                                                  2004
                                                                                 (new business
                          For the three months ended   For the six months ended   start) to
                             March 31,     March 31,     March 31,     March 31,  March 31,
                              2006           2005          2006          2005     2006
------------------------------------------------------------------------------------------------
                                                                                  <C.
Revenue                  $           -  $          -  $          -  $          -  $           -
------------------------------------------------------------------------------------------------
Expenses:
  Oil and gas expenditures       3,649             -        13,212             -         16,642
  Professional fees             67,371        23,150       123,898        48,105        388,405
  General and administrative    31,551        40,066        54,131       106,136        115,427
  Interest and financing costs     413             -           513             -          1,449
  Depreciation                     480             -           713             -            713
------------------------------------------------------------------------------------------------
    Total expenses             103,464        63,216       192,467       154,241        522,636
------------------------------------------------------------------------------------------------
Net loss before provision
 for income taxes             (103,464)      (63,216)     (192,467)     (154,241)      (522,636)

Provision for income taxes           -             -             -             -              -
------------------------------------------------------------------------------------------------
Net loss                 $    (103,464) $    (63,216) $   (192,467) $   (154,241) $    (522,636)
================================================================================================
Loss per common share
 - basic and diluted     $       (0.01) $      (0.43) $      (0.02) $      (1.06)
================================================================================================
Weighted-average number of
 common shares outstanding
- basic and diluted         10,989,442       145,631    10,896,638       145,631
================================================================================================


                                                               See Notes to Financial Statements

                                         4

                                                                                      LIONS PETROLEUM INC.
                                                 previously known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                            (an exploration stage company)
                                                                   STATEMENTS OF COMPREHENSIVE OPERATIONS
                                                                 (unaudited and expressed in U.S. dollars)
==========================================================================================================

                                                                                             Cumulative,
                                                                                             from
                                                                                             September 21,
                                                                                             2004
                                                                                             (new business
                                      For the three months ended   For the six months ended  start) to
                                       March 31,     March 31,     March 31,     March 31,   March 31,
                                         2006           2005          2006          2005     2006
----------------------------------------------------------------------------------------------------------
Net loss                              $   (103,464) $   (63,216) $   (192,467) $   (154,241) $  (522,636)
----------------------------------------------------------------------------------------------------------
Other comprehensive loss:
  Foreign currency translation,
   net of income tax benefit                     -            -             -             -            -
----------------------------------------------------------------------------------------------------------
Comprehensive loss                    $   (103,464) $   (63,216) $   (192,467) $   (154,241) $  (522,636)
==========================================================================================================






                                                                       See Notes to Financial Statements
                                        5


                                                                                       LIONS PETROLEUM INC.
                                                  previously known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                             (an exploration stage company)
                                                                                  STATEMENTS OF CASH FLOWS
                                                                  (unaudited and expressed in U.S. dollars)
===========================================================================================================

                                                                                              Cumulative,
                                                                                              from
                                                                                              September 21,
                                                                                              2004
                                                                                              (new business
                                           Three months ended           Six months ended      start) to
                                        March 31,     March 31,     March 31,     March 31,   March 31,
                                          2006           2005          2006          2005     2006
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss from continuing operations  $   (103,464) $    (63,216) $   (192,467) $   (154,241) $   (522,636)
 Adjustments to reconcile net loss to
 net cash used in operating activities
   Depreciation and amortization               480             -           713             -           713
   Professional fees of related parties    (38,562)            -       (21,596)            -        (8,282)
   Common stock issued for services         32,500             -        32,500             -        98,500
   Write-off of oil and gas leases           3,649             -        13,212             -        16,642
 Changes in operating assets and liabilities:
   Increase in accounts receivable               -             -             -       (20,720)            -
   (Increase) decrease in prepaid
     expenses and other current assets        (203)            -             2            44          (235)
   Increase in accounts payable
     and accrued expenses                  (15,207)       80,272       (14,010)      171,353        40,876
-----------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
   operating activities                   (120,807)       17,056      (181,646)       (3,564)     (374,422)
-----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Purchases of property and equipment        (3,500)            -        (4,278)            -        (4,278)
-----------------------------------------------------------------------------------------------------------
   Cash used in investing activities        (3,500)            -        (4,278)            -        (4,278)
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Issue of common shares                    324,100             -       324,100             -       324,100
 Proceeds from related parties' advances    16,237         2,196        12,266        22,891        31,899
 Proceeds from share subscriptions        (124,100)            -       (59,600)            -       150,000
-----------------------------------------------------------------------------------------------------------
   Net cash provided by
   financing activities                    216,237         2,196       276,766        22,891       505,999
-----------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash          -             -             -             -             -

Net increase (decrease) in cash             91,930        19,252        90,842        19,327       127,299

Cash and equivalents at
 beginning of period                        35,369            75        36,457             -             -
-----------------------------------------------------------------------------------------------------------

Cash and equivalents (bank
 overdraft) at end of period         $     127,299  $     19,327  $    127,299  $     19,327  $    127,299
===========================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the
  period for interest                $         413  $          -  $        513  $          -  $        513

  Income taxes paid                  $           -  $          -  $          -  $          -  $          -

Supplemental schedule of noncash investing and financing activities:

  Shares issued for services         $      32,500  $          -  $     32,500  $          -  $     98,500


                                                                          See Notes to Financial Statements



                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 2006
                           (Unaudited)

1.    Basis of Presentation:

The financial statements at March 31, 2006, and for the six-month periods ended March 31, 2006 and 2005, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's plan of operation and also the results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005. The results of operations for the six-month period ended March 31, 2006, is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

On February 9, 2005, the Company's Board of Directors approved the issue of Special Warrants in its capital, to issued and outstanding common shareholders as of September 20, 2004. On the basis that such Special Warrants grant, to each holder thereof, the right to acquire, without any additional consideration, shares in the capital of Energy Ventures Inc. (Canada) which company changed its name on January 4, 2005, to Pure Energy Visions Corporation ("EVI Canada") owned by the Company, on the basis of one (1) common share of EVI Canada for each one (1) common share held by the shareholder in the Company. Such Special Warrants may be exercised by each holder thereof during a period of 21 months from the September 20, 2004, the date of issuance but such Special Warrants shall be exercised automatically on the day of issuance, by the Ontario Securities Commission, of a receipt ("Receipt") for a final prospectus in respect of the distribution of the securities of EVI Canada being acquired by the holders of the Special Warrants upon exercise of such Special Warrants and further, shall be exercised automatically on the expiry date of the Special Warrants. On April 28, 2006, EVI Canada filed a preliminary prospectus in Canada. On May 1, 2006, EVI Canada received the Receipt. Arrangements are in process for the issue of share certificates re the common shares of EVI Canada.

As a result of the above transaction, the Company has determined that at September 30, 2004, and at the date of this report it no longer has ownership of EVI Canada. And the Company, as a result, has no subsidiaries or battery and fuel cell business as at March 31, 2006.

The accompanying financial statements include the accounts of the Company which has no subsidiaries at March 31, 2006. The accompanying financial statements are expressed in U.S. dollars.

2.    Going Concern:

The Company is in the business of the ownership and exploration of oil and gas properties and effective September 21, 2004, commenced an exploration stage period. The Company and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of $192,467 and $154,241 for the six-month periods ended March 31, 2006 and 2005, and $12,422,422 since its inception in 1996. The Company has had limited revenue during those periods. There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its seismic testing and drilling program and/or other unforeseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company anticipates the need to raise funds through equity financing. Such additional funds may not be available on terms acceptable to the Company. These factors indicate that the Company may not be able to

                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 2006
                           (Unaudited)


continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

3.     Due To Related Parties:

At March 31, 2006, $8,280 is owed to two directors and officers in respect of unpaid management fees.

At March 31, 2006, $94,000 is owed to EVI Canada primarily with respect to that company's assumptions of debt associated with the historical battery and fuel cell business. The Company has agreed to issue to EVI Canada a yet to be determined amount of common shares equal to $94,000. In addition, $128,062 is owed to Lions Petroleum Corp., a private Nevada corporation ("Lions Nevada") primarily in respect of approximately $113,000 advanced by that company to EVI Canada with respect to the spin off of EVI Canada. We may issue an amount of shares of our common stock to Lions Nevada to satisfy this debt or we may settle the debt by some other agreed upon settlement.

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

On April 25, 2005, the Company adopted the '2005 Stock Incentive Plan For Employees And Consultants' ("Plan") and on April 29, 2005 filed an S8 registration statement respecting such Plan. A maximum of 5,000,000 shares of common stock may be issued pursuant to the Plan to employees and consultants of the Company. During the fiscal year ended September 30, 2005, 650,000 common shares of the Company were issued pursuant to the Plan, all at $0.10 per common share. A further 325,000 common shares were issued pursuant to the Plan, in January and March 2006, all at $0.10 per common share.

5.   Common and Preferred Stock

On August 8, 2005, a majority of the Company's common stock shareholders approved by written consent the issuance of an aggregate of 10,000,000 shares of common stock and 2,000,000 shares of Series A convertible preferred stock. The shareholders authorized the issuance of 5,000,000 common shares each to Dale M. Paulson, President, CEO and Director, and Gordon L. Wiltse, CFO, Secretary and Director. The common shares were issued on November 2, 2005. As of the date of this filing, a certificate of designation of rights and preferences for the Series A convertible preferred stock has not been filed with the State of Delaware, but management intends to file a certificate of designation within the next 90 days. After the certificate of designation has been filed, the Company will issue 1,000,000 Series A convertible preferred shares to each of Messrs. Dale M. Paulson and Gordon L. Wiltse, which share issues were also approved by a majority of the shareholders on August 8, 2005. Each Series A convertible preferred share is convertible into five common shares of the Company.

On March 30, 2006 the Company authorized the issue of 648,200 Units in respect of a private placement. The terms of such private placement provided that a subscriber would receive for a cash consideration of $0.50 per Unit, a) a common share of the Company, b) a warrant ("Warrant") and c) a piggyback warrant ("Piggyback Warrant). Each Warrant entitles the purchaser to subscribe for one additional common share in the capital of the Corporation ("Warrant Common Share") at a price of U.S. $1.00 per share during the 1 (one) year period that commences upon the date of issuance of the Units. Each Piggyback Warrant entitles the holder thereof, provided the holder has exercised his/her rights to acquire Warrant Common Shares, to subscribe for one additional common share in the capital of the Corporation at a price of U.S. $2.00 per common share during the 2 (two) year period that commences with the date of issuance of the Units. At March 31,

                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 2006
                           (Unaudited)

2006, there were 648,200 Warrants and Piggyback Warrants outstanding with terms as aforesaid. The Units were actually issued on April 3, 2006.

6.    Contingent Liability and Commitment:

As of March 31, 2006, the guarantee of the Company and of the president and chief executive officer of EVI (Canada) in regards to an unused factoring agreement, remains in effect.

On August 31, 2005, the Company executed a settlement agreement with EVI Canada to resolve outstanding issues related to the spin-off of EVI Canada. Under the terms of the settlement agreement EVI Canada agreed to assume debt and contingent liabilities that were associated with the battery and fuel cell business. EVI Canada agreed to assume approximately $450,000 of debt owed to third parties, and agreed to be responsible for unresolved litigation that existed at September 30, 2004. However, management cannot guarantee that EVI Canada will be able to satisfy these obligations and we may remain liable for them.

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

                  PART I: FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

We are in the early stages of engaging in exploration and development of oil and gas. We plan to identify, acquire and develop working interest percentages that do not meet the requirements of larger producers and developers in underdeveloped oil and gas projects in Canada and the United States. Our ability to achieve profitability will be substantially dependent on the prevailing prices for natural gas and oil. Market factors, such as worldwide or regional demand for energy compared to the domestic and foreign supply affect pricing of oil and gas. Weather, political conditions and governmental regulations also may affect the price of oil and gas.

In August 2005 we purchased two hydrocarbon leases for 1,295 hectares of undeveloped land located in the Wolverine shallow gas area of northwestern Alberta, Canada. However, leases representing four sections of land, approximately 1,036 hectares, expired on January 24, 2006 and we wrote off $15,086 for these gas leases. The remaining lease representing 259 hectares expires January 24, 2007. This acreage has not been proved and is undeveloped acreage, which means wells have not been drilled that would permit the production of commercial quantities of oil and gas.

We are actively seeking new opportunities in the oil and gas sector and we are in negotiations to acquire additional land leases, as well as forging new joint venture partnership agreements. We are primarily interested in business opportunities in Saskatchewan, Alberta, Texas and Montana. For undeveloped acreage like the Wolverine property, the process will include the completion of seismic and geological testing to determine the viability of the property. After the seismic testing is completed, then we will determine the possible drilling sites. We intend to hire third party contractors to complete all of or a portion of the drilling program so as to minimize the financial risk to us. Management anticipates that the majority of the development on a property will be contracted work and, therefore, we do not expect to hire any new employees for any project. However, if management decides to develop any property unilaterally, then additional monies must be raised to complete the drilling program.

We may encounter substantial delays and expenses related to the development of any property. Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be found. We cannot be sure that new wells drilled by us will be productive or that we will recover all or any portion of our investment. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a number of factors beyond our control, such as title problems, weather conditions, compliance with governmental requirements, and/or shortages or delays in the delivery of drilling equipment or services. In addition, we will be subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, including fires, natural disasters, explosions, encountering geological formations with abnormal pressures, blowouts, craterings, spills and uncontrollable flows of oil, natural gas or well fluids.

Plan of Operation

Our auditors have expressed doubt that we can continue as a going concern without additional funding. We have not recorded revenue since we commenced our exploration stage in September 2004 and we recorded a net loss of $192,467 for the six month period ended March 31, 2006. The majority of that net loss is attributable to $123,898 of professional fees related to legal and accounting services required to prepare and file our reports under the Exchange Act of 1934 and consulting fees for services from our management and other service providers.

Management anticipates that we will fund this initial stage of our exploration stage with proceeds from sales of our common stock. We realized gross proceeds of $324,100 from the sale of our common stock in a private offering we closed in March 2006. We offered 700,000 units for $0.50 and each unit consisted of one share of common stock and two warrants, each to acquire one additional share of common stock. (See Part II, Item 2, below for further details.) If all of the warrants sold in the offering are exercised per their terms, we may realize aggregate proceeds of $1,945,000. However, the warrant holders have complete discretion as to when or if the warrants are exercised and we cannot guarantee that the warrant holders will exercise any of the warrants.

As a result of the sale of our common stock, at March 31, 2006 we had cash and equivalents of $134,299. However, we may not be able to raise sufficient funding from stock sales for long term operations and, if so, may be forced to delay our business plans until adequate funding is obtained. We believe debt financing will not be an alternative for funding in the exploration stage due to the risky nature of this type of enterprise. The lack of tangible assets until such time as an economically viable well can be demonstrated places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt.

We anticipate that we will raise funds within the next twelve months for acquisitions and operations through private placements of our common stock pursuant to exemptions from the registration requirements provided by Canadian, United States and state and provincial securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

We have no employees and we do not expect any new employees because we intend to contract out the field operations.

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

Also, these executive officers determined that there were no changes made in our internal controls over financial reporting during the second quarter of our 2006 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                    PART II: OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED

In March 2006 we concluded a private offering of 700,000 units for $0.50. Each unit consisted of one share of common stock and one warrant and a piggy back warrant. One warrant provides for the purchase of one share of common stock at an exercise price of $1.00 and has a term of one year from the date of issuance of the unit. The piggy back warrant provides for the purchase of one additional share of common stock at an exercise price of $2.00 and is exercisable two years from the date of issuance of the unit, provided the holder has exercised the $1.00 warrant. We sold 648,200 units to 15 accredited investors and closed this offering on March 8, 2006. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS

Part I Exhibits

No.     Description
----    -----------
31.1    Chief Executive Officer Certification
31.2    Chief Financial Officer Certification
32.1    Section 1350 Certification

Part II Exhibits

No.     Description
----    -----------

3.1 Certificate of Incorporation of O.P.D. Acquisitions, Inc. (Incorporated by reference to exhibit 2.1 of Form 10-SB filed November, 4, 2000, as amended)
3.2 O.P.D. Acquisitions, Inc. Amendment to the Certificate of Incorporation (Incorporated by reference to exhibit 2.1A of Form 10-SB filed November, 4, 2000, as amended)
3.3 Energy Ventures Inc. Amendment to Articles of Incorporation (Incorporated by reference to exhibit 3.3 of Form 10-KSB filed January 13, 2006)
3.4 Energy Visions Inc. Amendment to Articles of Incorporation, dated October 21, 2004 (Incorporated by reference to exhibit 3.3 for Form 10-KSB, filed March 17, 2005)
3.5     Bylaws of Energy Ventures Inc. (Incorporated by reference to exhibit
        2.1 of Form 10-SB filed November, 4, 2000, as amended)
4.1     Form of Special Warrant Certificate, as amended
4.2 Lions Petroleum Inc. 2005 Stock Incentive Plan for Employees and Consultants (Incorporated by reference to exhibit 4.1 to Form S-8, File No. 333-124486, filed April 29, 2005)
10.1 Agreement between Lions Petroleum and Duna Resources Ltd., dated August 12, 2005 (Incorporated by reference to exhibit 10.1 to Form 10-QSB, filed November 10, 2005)
10.2 Form of Management Services Agreement (Incorporated by reference to exhibit 10.2 of Form 10-KSB filed January 13, 2006)
10.3 Consulting Agreement between Lions Petroleum and Duane D. Fadness, dated October 25, 2005 (Incorporated by reference to exhibit 10.3 of Form 10-QSB filed February 15, 2006)
10.4 Settlement Agreement between Lions Petroleum and Pure Energy Visions Corporation, dated August 31, 2005 (Incorporated by reference to exhibit 10.4 of Form 10-KSB filed January 13, 2006)

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LIONS PETROLEUM INC.


                                       /s/ Dale M. Paulson
Date: May 22, 2006                 By: ____________________________________
                                      Dale M. Paulson
                                      President and Director
                                      Chief Executive Officer



                                       /s/ Gordon L. Wiltse
Date: May 22, 2006                 By: ____________________________________
                                       Gordon L. Wiltse
                                       Chief Financial Officer,
                                       Secretary
                                       and Director