Form 10QSB
period 2006-06-30
LIONS PETROLEUM, INC
filed 2006-08-15
CIK 1048407

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      From the transition period from ________ to ________


                Commission file number 000-30285

                       LIONS PETROLEUM INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


           Delaware                                     N/A
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

   600 17th Street, Suite 2800 South, Denver, CO, 80202, U.S.A.
   ------------------------------------------------------------
             (Address of principal executive offices)

                         (720) 359-1604
                    --------------------------
                   (Issuer's telephone number)

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

As of August 14, 2006, Lions Petroleum Inc. had 12,094,251 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation .......11

Item 3.  Controls and Procedures..........................................13

                    PART II: OTHER INFORMATION

Item 5.  Other Information................................................13

Item 6.  Exhibits.........................................................13

Signatures................................................................14



                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended June 30, 2006 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended June 30, 2006 are not necessarily indicative of results to be expected for any subsequent period.

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

                                                                    June 30,
                                                                      2006
------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and equivalents                                           $     47,595
  Prepaid expenses and other current assets                               115
  Deferred oil and gas lease costs                                      4,374
  Deferred tax asset less valuation allowance of $239,965                   -
                                                                 -------------
    Total current assets                                               52,084

Property and equipment, net of accumulated depreciation of $1,167       4,081
Deferred oil and gas lease costs                                        8,809
------------------------------------------------------------------------------
    Total Assets                                                 $     64,974
==============================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

Current Liabilities:
  Accounts payable and accrued expenses                          $    194,541
  Management and consulting fees payable to related parties             5,782
  Short-term advances from related parties                            127,951
                                                                 -------------
    Total current liabilities                                         328,274
------------------------------------------------------------------------------
    Total Liabilities                                                 328,274
------------------------------------------------------------------------------

Commitments and contingencies (Note 6)

Deficiency in assets:
  Preferred stock - $.0001 par value; authorized
   5,000,000 shares, none issued                                            -
  Common stock - $.0001 par value; authorized
   50,000,000 shares, issued and outstanding 12,084,251                 1,208
  Additional paid-in capital                                       12,891,965
  Share subscriptions received                                          3,150
  Accumulated other comprehensive loss                               (471,831)
  Deficit accumulated during the exploration stage                   (788,006)
  Deficit                                                         (11,899,786)
------------------------------------------------------------------------------
    Deficiency in Assets                                             (263,300)
------------------------------------------------------------------------------
    Total Liabilities and Deficiency in Assets                  $      64,974
==============================================================================


                                            See Notes to Financial Statements

                                                                                    LIONS PETROLEUM INC.
                                                previously known as ENERGY VISIONS INC. AND SUBSIDIARIES
                                                                          (an exploration stage company)
                                                                               STATEMENTS OF OPERATIONS
                                                               (unaudited and expressed in U.S. dollars)
========================================================================================================

                                                                                           Cumulative,
                                                                                           from
                                                                                           September 21,
                                                                                           2004
                                                                                           (new business
                                   For the three months ended   For the nine months ended  start) to
                                      June 30,       June 30       June 30       June 30,  June 30,
                                       2006           2005          2006          2005     2006
--------------------------------------------------------------------------------------------------------
Revenue                          $           -  $          -  $          -  $          -  $           -
--------------------------------------------------------------------------------------------------------
Expenses:
  Oil and gas expenditures                 814             -        14,026             -         17,456
  Professional fees                    145,034        10,459       268,932        58,564        533,439
  General and administrative            26,790        43,334        80,921       149,470        142,217
  Interest and financing costs          92,279             -        92,792             -         93,728
  Depreciation                             453             -         1,166             -          1,166
--------------------------------------------------------------------------------------------------------
Total expenses                         265,370        53,793       457,837       208,034        788,006
--------------------------------------------------------------------------------------------------------
Net loss before provision
  for income taxes                    (265,370)      (53,793)     (457,837)     (208,034)      (788,006)

Provision for income taxes                   -             -             -             -              -
--------------------------------------------------------------------------------------------------------
Net loss                         $    (265,370) $    (53,793) $   (457,837) $   (208,034) $    (788,006)
========================================================================================================
Net loss per common share
 - basic and diluted             $       (0.02) $      (0.17) $      (0.04) $      (1.03)
========================================================================================================
Weighted-average number of
 common shares outstanding
  - basic and diluted               11,925,761       317,060    11,239,679       202,774
========================================================================================================



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

                                                                                             Cumulative,
                                                                                             from
                                                                                             September 21,
                                                                                             2004
                                                                                             (new business
                                     For the three months ended   For the nine months ended  start) to
                                      June 30,       June 30       June 30       June 30,    June 30,
                                         2006           2005          2006          2005     2006
----------------------------------------------------------------------------------------------------------
Net loss                              $  (265,370)  $  (53,793)  $  (457,837)  $   (208,034) $ ( 788,006)
----------------------------------------------------------------------------------------------------------
Other comprehensive loss:
  Foreign currency translation,
   net of income tax benefit                    -             -           -              -             -
----------------------------------------------------------------------------------------------------------
Comprehensive loss                    $  (265,370)  $  (53,793)  $  (457,837)  $   (208,034) $ ( 788,006)
==========================================================================================================


                                                                        See Notes to Financial Statements
                                        5


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

                                                                                 Deficit      Accumulated
                                                                                 Accumulated  Other          Stockholders'
                                         Additional  Share                       During the   Comprehensive  Equity
                     Common Stock        Paid-In     Subscriptions               Exploration  Income         (Deficiency
                  Shares      Amount     Capital     Received     Deficit        Stage        (Loss)         in assets)
--------------------------------------------------------------------------------------------------------------------------
Balance at
September 30,
2003 (restated)      103,494  $     10  $ 10,574,692 $          - $ (13,184,921) $         -  $    (273,842) $ (2,884,061)

Issuance of
common stock
for investment
in private
corporation           35,000         4     1,049,996            -             -            -              -     1,050,000

Issuance of
common stock
for services           7,137         1       237,330            -             -            -              -       237,331

Issuance of
warrants re debt           -         -        34,273            -             -            -              -        34,273

Foreign currency
translation                -         -             -            -             -            -       (197,989)     (197,989)

Net income (loss)          -         -             -            -     1,285,135       (4,574)             -     1,280,561
               -------------- --------- ------------ ------------ -------------- ------------ -------------- -------------
Balance at
September 30,
2004                 145,631        15    11,896,291            -   (11,899,786)      (4,574)      (471,831)     (479,885)

Issuance of
common stock
for services      10,650,030     1,065        64,935            -             -            -              -        66,000

Issuance of
common stock
for oil and gas
leases                10,000         1        10,499            -             -            -              -        10,500

Share
subscriptions
received                   -         -             -      209,600             -            -              -       209,600

Net income (loss)          -         -       242,727            -             -     (325,595)             -       (82,868)
               -------------- --------- ------------ ------------ -------------- ------------ -------------- -------------
Balance at
September 30,
2005              10,805,661     1,081    12,214,452      209,600   (11,899,786)    (330,169)      (471,831)     (276,653)

Share
subscriptions
received                   -         -             -       64,500             -            -              -        64,500

Net income (loss)          -         -             -            -             -      (89,003)             -       (89,003)
               -------------- --------- ------------ ------------ -------------- ------------ -------------- -------------
Balance at
December 31,
2005              10,805,661     1,081    12,214,452      274,100   (11,899,786)    (419,172)      (471,831)     (301,156)

Issuance of
common stock
for services         325,000        33        32,467            -             -            -              -        32,500

Issuance of
common stock
for share
subscriptions        648,200        64       324,036            -             -            -              -       324,100

Fractional
shares re
1 for 200
consolidation            190         -             -            -             -            -              -             -

Share
subscriptions
received                   -         -             -     (124,100)            -            -              -      (124,100)

Net income (loss)          -         -             -            -             -     (103,464)             -      (103,464)
               -------------- --------- ------------ ------------ -------------- ------------ -------------- -------------
Balance at
March 31, 2006    11,779,051     1,178    12,570,955      150,000   (11,899,786)    (522,636)      (471,831)     (172,120)

Issuance of
common stock
for services         105,200        10        78,853            -             -            -              -        78,863

Issuance of
common stock
for share
subscriptions        200,000        20       149,980            -             -            -              -       150,000

Noncash
compensatory
charge on
warrants and
piggyback
warrants                   -         -        92,177            -             -            -              -        92,177

Share
subscriptions
received                   -         -             -     (146,850)            -            -              -      (146,850)

Net income (loss)          -         -             -            -             -     (265,370)             -      (265,370)
               -------------- --------- ------------ ------------ -------------- ------------ -------------- -------------
Balance at
June 30, 2006     12,084,251  $  1,208  $ 12,891,965 $      3,150 $ (11,899,786) $  (788,066) $    (471,831) $   (263,300)
               ============== ========= ============ ============ ============== ============ ============== =============


                                                                                     See Notes to Financial Statements.

                                         6

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

                                                                                             Cumulative,
                                                                                             from
                                                                                             September 21,
                                                                                             2004
                                                                                             (new business
                                      For the three months ended  For the nine months ended  start) to
                                      June 30,       June 30       June 30       June 30,    June 30,
                                         2006           2005          2006          2005     2006
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss from continuing operations $   (265,370) $   (53,793) $  (457,837) $   (208,034)  $   (788,006)
  Adjustments to reconcile net loss to
  net cash used in operating activities
     Depreciation and amortization             453            -        1,166             -          1,166
     Professional fees of related parties   (2,500)           -       (7,532)            -          5,782
     Common stock issued for services       78,864       10,000      111,364        10,000        177,364
     Noncash compensatory charge on
       warrants and piggyback warrants      92,177            -       92,177             -         92,177
     Write-off of oil and gas leases           814            -       14,026             -         17,456
  Changes in operating assets and liabilities:
     Increase in accounts receivable             -        2,208            -       (18,512)             -
     (Increase) decrease in prepaid
       expenses and other current assets       163            -          165            44            (72)
      Increase in accounts payable
       and accrued expenses                119,405      (15,918)     105,395        96,490        160,281
----------------------------------------------------------------------------------------------------------
  Net cash provided by (used in)
  operating activities                      24,006      (57,503)    (141,076)     (120,012)      (333,852)
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment         (970)           -       (5,248)            -         (5,248)
  Purchases of oil and gas leases          (11,782)           -      (11,782)            -        (11,782)
----------------------------------------------------------------------------------------------------------
  Cash used in investing activities        (12,752)           -      (17,030)            -        (17,030)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Issue of common shares                   150,000            -      474,100             -        474,100
  Proceeds from related parties'
    advances - net                         (94,108)      (2,034)     (98,406)       20,857        (78,773)
  Proceeds from share subscriptions
    - net                                 (146,850)      87,500     (206,450)      146,445          3,150
----------------------------------------------------------------------------------------------------------
  Net cash provided by
  financing activities                     (90,958)      85,466      169,244       167,302        398,477
----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash          -            -            -             -              -

Net increase (decrease) in cash            (79,704)      27,963       11,138        47,290         47,595

Cash and equivalents at
 beginning of period                       127,299       19,327       36,457             -              -
----------------------------------------------------------------------------------------------------------
Cash and equivalents (bank
 overdraft) at end of period          $     47,595  $    47,290  $    47,595  $     47,290  $      47,595
==========================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the
   period for interest                $        102  $         -  $       615  $          -  $         615
  Income taxes paid                   $          -  $         -  $         -  $          -  $           -

Supplemental schedule of noncash investing and financing activities:
  Shares issued for services          $     78,864  $         -  $   111,364  $          -  $     177,364




                                                                     See Notes to Financial Statements
                                         7

                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2006
                           (Unaudited)

1.  Basis of Presentation:

The financial statements at June 30, 2006, and for the nine-month periods ended June 30, 2006 and 2005, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's plan of operation and also the results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2005. The results of operations for the nine-month period ended June 30, 2006, is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

On February 9, 2005, the Company's Board of Directors approved the issue of Special Warrants in its capital, to issued and outstanding common shareholders as of September 20, 2004. On the basis that such Special Warrants grant, to each holder thereof, the right to acquire, without any additional consideration, shares in the capital of Energy Ventures Inc. (Canada) which company changed its name on January 4, 2005, to Pure Energy Visions Corporation ("EVI Canada") owned by the Company, on the basis of one (1) common share of EVI Canada for each one (1) common share held by the shareholder in the Company. Such Special Warrants were exercised automatically on May 1, 2006, the day of issuance, by the Ontario Securities Commission, of a receipt ("Receipt") for a final prospectus in respect of the distribution of the securities of EVI Canada being acquired by the holders of the Special Warrants upon exercise of such Special Warrants. Certificates have now been issued re the common shares of EVI Canada.

As a result of the above transaction, the Company determined that at September 30, 2004, and at the date of this report it no longer has ownership of EVI Canada. And the Company, as a result, has no battery and fuel cell business as at June 30, 2006.

The accompanying financial statements include the accounts of the Company which has no subsidiaries at June 30, 2006. The accompanying financial statements are expressed in U.S. dollars.

2.  Going Concern:

The Company is in the business of the ownership and exploration of oil and gas properties and effective September 21, 2004, commenced an exploration stage period. The Company and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of $457,837 and $208,034 for the nine-month periods ended June 30, 2006 and 2005, and $12,899,786 since its inception in 1996. Such values include in the current year six-month period and in the period from inception, a noncash compensatory charge in the amount of $92,279 in respect of the issue of warrants and piggyback warrants. The Company has had limited revenue during those periods. There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its seismic testing and drilling program and/or other unforeseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company anticipates the need to raise funds through equity financing. Such additional funds may not be available on terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2006
                           (Unaudited)

3.  Due To Related Parties:

At June 30, 2006, $5,782 is owed to two directors and officers in respect of unpaid management fees.

At June 30, 2006, $127,951 is owed to Lions Petroleum Corp., a private Nevada Corporation ("Lions Nevada") primarily in respect of approximately $113,000 advanced by that company to EVI Canada with respect to the spin off of EVI Canada. We may issue an amount of shares of our common stock to Lions Nevada to satisfy this debt or we may settle the debt by some other agreed upon settlement.

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

On April 25, 2005, the Company adopted the '2005 Stock Incentive Plan For Employees And Consultants' ("Plan") and on April 29, 2005 filed a Form S-8 registration statement respecting such Plan. A maximum of 5,000,000 shares of common stock may be issued pursuant to the Plan to employees and consultants of the Company. During the fiscal year ended September 30, 2005, 650,000 common shares of the Company were issued pursuant to the Plan, all at $0.10 per common share. In the six months to March 31, 2006, a further 325,000 common shares were issued pursuant to the Plan, all at $0.10 per common share. In the three months to June 30, 2006, the Board of Directors approved the issue of a further 118,200 common shares pursuant to the Plan, 114,000 at $0.75 per share and 4,200 at Cdn. $0.83333 per share. 105,200 of such shares were issued in the three months ended June 30, 2006 and it is anticipated that the remaining 13,000 common shares will be issued in the final three months of the fiscal year.

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

On March 30, 2006 the Company authorized the issue of 648,200 Units in respect of a private placement. The terms of such private placement provided that a subscriber would receive for a cash consideration of $0.50 per Unit, a) a common share of the Company, b) a warrant ("Warrant") and c) a piggyback warrant ("Piggyback Warrant"). Each Warrant entitles the purchaser to subscribe for one additional common share in the capital of the Corporation ("Warrant Common Share") at a price of U.S. $1.00 per share during the 1 (one) year period that commences upon the date of issuance of the Units. Each Piggyback Warrant entitles the holder thereof, provided the holder has exercised his/her rights to acquire Warrant Common Shares, to subscribe for one additional common share in the capital of the Corporation at a price of U.S. $2.00 per common share during the 2 (two) year period that commences with the date of issuance of the Units. The Units were actually issued on April 3, 2006.

                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2006
                           (Unaudited)

On April 18, 2006 the Company authorized the issue of 200,000 New Units in respect of a second private placement. The terms of such private placement provided that a subscriber would receive for a cash consideration of $0.75 per New Unit, a) a common share of the Company, b) a warrant ("New Warrant"). Each New Warrant entitles the purchaser to subscribe for one additional common share in the capital of the Corporation at a price of U.S. $1.25 per share during the 2 (two) year period that commences upon May 5, 2006, the date of issuance of the New Units.

At June 30, 2006, there were 1,496,400 Warrants, Piggyback Warrants and New Warrants outstanding with terms as aforesaid.

6.  Contingent Liability and Commitment:

As of June 30, 2006, the guarantee of the Company and of the president and chief executive officer of EVI (Canada) in regards to an unused factoring agreement, remains in effect.

On August 31, 2005, the Company executed a settlement agreement with EVI Canada to resolve outstanding issues related to the spin-off of EVI Canada. Under the terms of the settlement agreement EVI Canada agreed to assume debt and contingent liabilities that were associated with the battery and fuel cell business. EVI Canada agreed to assume approximately $450,000 of debt owed to third parties, and agreed to be responsible for unresolved litigation that existed at September 30, 2004. Approximately $357,000 of such debt has since been extinguished by the issue of common shares of EVI Canada. However, management cannot guarantee that EVI Canada will be able to satisfy the balance of these obligations and we may remain liable for them.

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

                  PART I: FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

We are in the early stages of engaging in exploration and development of oil and gas. We plan to identify, acquire and develop working interest percentages that do not meet the requirements of larger producers and developers in underdeveloped oil and gas projects in Canada and the United States. Our ability to achieve profitability will be substantially dependent on the prevailing prices for natural gas and oil. Market factors, such as worldwide or regional demand for energy compared to the domestic and foreign supply affect pricing of oil and gas. Weather, political conditions and governmental regulations also may affect the price of oil and gas. Currently, oil and gas prices are rising in the international market and management believes this market change will improve our chances of success in oil and gas.

On June 13, 2006, Lions Petroleum acquired five Saskatchewan petroleum and natural gas leases representing 452.83 hectares, or 1,119 acres, in the Williston Basin located in Southern Saskatchewan. These leases were acquired from the Saskatchewan Geology and Petroleum Lands Branch by Scott Land & Lease Ltd., who transferred the leases to Lions Petroleum. We paid $10,755 to acquire these leases and have additionally paid lease rents of $1,027 through March 31, 2007. Each lease has a five year term, expiring on March 31, 2012. We intend to perform two-dimensional and three-dimensional seismic testing on this leased property.

The Williston Basin is a large sedimentary basin situated along the edge of the Rocky Mountains in Western North Dakota, Eastern Montana and South Saskatchewan. Light to medium crude oil and natural gas have been produced in the Williston Basin. However, the acreage subject to the oil and gas leases is undeveloped acreage, which means wells have not been drilled that would permit the production of commercial quantities of oil and gas.

In June 2006 we signed a participation letter of agreement with SunCoast Technical Services, Inc., a private Texas company, for the Bennett Prospect located in Lavaca County, Texas. This agreement has not closed as of the date of this filing while due diligence related to the title to the leases is completed, but management believes it will close within the next 60 days. Pursuant to the letter of agreement we agreed to participate in the drilling of two 3-D seismic defined gas wells. We agreed to purchase a 12.5% working interest of a $200,000 project and paid approximately $38,888 for our participation, currently held in escrow. If a commercial well is completed, then we may realize an approximate net revenue interest of 9.13%. We also agreed to pay our proportionate share of the project's 27.0% royalty and overriding royalty, and approximately 13.89% of the actual drilling and completion costs of any gas well started.

We also own a hydrocarbon lease of 259 hectares of undeveloped land located in the Wolverine shallow gas area of northwestern Alberta, Canada, which expires January 24, 2007.

We are actively seeking new opportunities in the oil and gas sector and are primarily interested in business opportunities in Saskatchewan, Alberta, Texas and Montana.

For the undeveloped acreage for which we hold oil and gas and hydrocarbon leases, the process will include the completion of seismic and geological testing to determine the viability of the property. After the seismic testing is completed, then we will determine the possible drilling sites. We intend to hire third party contractors to complete all of or a portion of the drilling program so as to minimize the financial risk to us. Management anticipates that the majority of the development on a property will be contracted work and, therefore, we do not expect to hire any new employees for any project. However, if management decides to develop any property unilaterally, then additional monies must be raised to complete the drilling program.

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

Plan of Operation

Our auditors have expressed doubt that we can continue as a going concern without additional funding. We have not recorded revenue since we commenced our exploration stage in September 2004 and we recorded a net loss of $457,837 for the nine month period ended June 30, 2006 ("2006 nine month period"). The net loss includes a charge of $92,279 due to the application of U.S. GAAP principles which required recognition of non-cash compensatory charges related to outstanding warrants. These warrants were issued in two private placement offerings discussed below.

In the first offering, closed March 2006, we sold 648,200 units for $0.50. Each unit consisted of one share of common stock, one warrant to purchase one additional common share at $1.00 during a one year period, and one piggy back warrant to purchase one additional share for $2.00 during a two year period, if the first warrant has been exercised. In the second private offering we sold 200,000 units at $0.75. Each unit consisted of one share of common stock and one warrant to purchase one additional common share at $1.25 during a two year period.

At June 30, 2006, we had an aggregate of 1,496,400 warrants outstanding. If all of the warrants sold in the offerings are exercised per their terms, we may realize aggregate proceeds of $2,195,000. However, the warrant holders have complete discretion as to when or if the warrants are exercised and we cannot guarantee that the warrant holders will exercise any of the warrants.

Management anticipates that we will fund our exploration stage with proceeds from sales of our common stock. We anticipate that we will raise funds during the next twelve months through private placements of our common stock pursuant to exemptions from the registration requirements provided by Canadian, United States and state and provincial securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock.

To avoid depleting our cash, during the 2006 nine month period we issued an aggregate of 430,200 shares of common stock pursuant to our 2005 Stock Incentive Plan for Employees and Consultants for professional consulting services. We have no employees and we do not expect to hire any new employees because we intend to contract out our field operations. However, we anticipate that we will require services from independent contractors in the future.

We may not be able to raise sufficient funding from stock sales for long term operations and, if so, we may be forced to delay our business plans until adequate funding is obtained. We believe debt financing will not be an alternative for funding in the exploration stage due to the risky nature of this type of enterprise. The lack of tangible assets until such time as an economically viable well can be demonstrated places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt.

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

Also, these executive officers determined that there were no changes made in our internal controls over financial reporting during the third quarter of our 2006 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                    PART II: OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Special Warrants

On February 9, 2005, we issued special warrants to our then shareholders to effectively spin-off the operations of Pure Energy Visions Corporation, formerly Energy Ventures Inc. (Canada) ("Pure Energy Canada"). The special warrants, as amended, provided for an expiration date of the earlier of the date of issuance of a receipt by the Ontario Securities Commission for a final prospectus of Pure Energy Canada related to the underlying common shares of the special warrants, or the date 21 months from the September 20, 2004 date of issuance. On May 1, 2006, Pure Energy Canada received the receipt by the Ontario Securities Commission for a final prospectus and the underlying shares of the special warrants have been issued.

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

3.4 Energy Visions Inc. Amendment to Articles of Incorporation, dated October 21, 2004 (Incorporated by reference to exhibit 3.3 for Form 10-KSB, filed March 17, 2005)
3.5 Bylaws of Energy Ventures Inc. (Incorporated by reference to exhibit 2.1 of Form 10-SB filed November, 4, 2000, as amended)
4.1 Form of Special Warrant Certificate, as amended (Incorporated by reference to exhibit 4.1 to Form 10-QSB filed May 22, 2006)
4.2 Lions Petroleum Inc. 2005 Stock Incentive Plan for Employees and Consultants (Incorporated by reference to exhibit 4.1 to Form S-8, File No. 333-124486, filed April 29, 2005)
10.1 Agreement between Lions Petroleum and Duna Resources Ltd., dated August 12, 2005 (Incorporated by reference to exhibit 10.1 to Form 10-QSB, filed November 10, 2005)
10.2 Form of Management Services Agreement (Incorporated by reference to exhibit 10.2 of Form 10-KSB filed January 13, 2006)
10.3 Consulting Agreement between Lions Petroleum and Duane D. Fadness, dated October 25, 2005 (Incorporated by reference to exhibit 10.3 of Form 10-QSB filed February 15, 2006)
10.4 Settlement Agreement between Lions Petroleum and Pure Energy Visions Corporation, dated August 31, 2005 (Incorporated by reference to exhibit
      10.4 of Form 10-KSB filed January 13, 2006)
10.5 Form of Saskatchewan Petroleum and Natural Gas Lease and Transfer Agreement, dated June 13, 2006


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      LIONS PETROLEUM INC.

                                       /s/ Dale M. Paulson
Date: August 11, 2006              By: ____________________________________
                                       Dale M. Paulson
                                       President and Director
                                       Chief Executive Officer


                                       /s/ Gordon L. Wiltse
Date: August 11, 2006              By: ____________________________________
                                       Gordon L. Wiltse
                                       Chief Financial Officer, Secretary
                                       and Director