Form 10KSB
period 2006-09-30
LIONS PETROLEUM, INC
filed 2007-01-17
CIK 1048407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number 000-30285

                LIONS PETROLEUM INC.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)
600 17th Street, Suite 2800 South, Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)

Issuer’s telephone number   (720) 359-1604

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State issuer’s revenue for its most recent fiscal year:  None

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1,953,319, as computed by reference to the closing trading price of the common equity on December 28, 2006.

The number of shares outstanding of the issuer’s common equity as of December 28, 2006, was 13,750,977.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [   ] No [X]

TABLE OF CONTENTS

PART I

Item 1.

Description of Business

3

Item 2.

Description of Property

5

Item 3.

Legal Proceedings

5

Item 4.

Submission of Matters to a Vote of Security Holders

5

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

5

Item 6.

Management’s Discussion and Analysis or Plan of Operation

7

Item 7.

Financial Statements

 9

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

26

Item 8A.

Controls and Procedures

26

Item 8B.

Other Information

26

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

26

Item 10. Executive Compensation

28

Item 11. Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

28

Item 12.

Certain Relationships and Related Transactions

30

Item 13.

Exhibits

31

Item 14.

Principal Accountant Fees and Services

32

Signatures

33

In this report references to “Lions,” “Lions Petroleum,”“we,” “us,” and “our” refer to Lions Petroleum Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Historical Development

The company was incorporated under the laws of the state of Delaware as O.P.D. Acquisitions, Inc. on June 24, 1996.  In September 1997, O.P.D. Acquisitions, Inc. acquired Energy Ventures Inc. (Canada), an Ontario, Canada corporation, as a wholly-owned subsidiary.  For accounting purposes, the acquisition was treated as a recapitalization of O.P.D. Acquisitions, Inc. with Energy Ventures Inc. (Canada) as the accounting survivor.  In October 1997, the corporation’s name was changed to Energy Ventures Inc.  In July 2001, the corporation’s name was changed to Energy Visions Inc.  In October 2004, the corporation’s name was changed to Lions Petroleum Inc.

Prior to September 30, 2004, Lions was the holding company of a subsidiary, Pure Energy Visions Corporation, formerly Energy Ventures Inc. (Canada), (“Pure Energy Canada”).  Pure Energy Canada’s business operations were in the area of research and development of technology for use in the manufacture of fuel cells and batteries.  In 2005 our board of directors decided to spin-off Pure Energy Canada and on February 9, 2005, our board of directors approved the issuance of special warrants to our shareholders of record as of September 20, 2004.

One special warrant was granted to each shareholder for each share of Lions common stock then held by that shareholder.  Each special warrant entitled the holder to acquire, without any additional consideration, common shares of Pure Energy Canada.  Each special warrant entitled the holder to acquire one (1) common share of Pure Energy Canada for each one (1) common share of Lions held by the shareholder.  The special warrants expired immediately upon the earlier of the date of issuance of a receipt by the Ontario Securities Commission for a final prospectus of Pure Energy Canada related to the underlying common shares of the special warrants, or the date 21 months from the September 20, 2004, date of issuance.  As a result of the issuance of the special warrants, we determined that we no longer had ownership of Pure Energy Canada as of September 30, 2004.   On May 1, 2006, Pure Energy Canada received the receipt from the Ontario Securities Commission for a final prospectus and the underlying shares of the special warrants were issued.

Our Business

We are engaged in exploration and development of oil and gas and hydrocarbon.  We plan to identify, acquire and develop working interest percentages that do not meet the requirements of larger producers and developers in underdeveloped oil and gas projects in Canada and the United States.  We are actively seeking new opportunities in the oil and gas sector and are primarily interested in these types of business opportunities.

Bennett Prospect

In June 2006 we signed a participation letter of agreement with SunCoast Technical Services, Inc., a private Texas company (“SunCoast Technical”), that is the operator for the Bennett Prospect located in Lavaca County, Texas.  Pursuant to the letter of agreement we agreed to participate in the drilling of two three-dimensional seismic defined gas wells.  We agreed to purchase a 17.5% working interest of a $200,000 project and paid approximately $38,888 for our participation, currently held in escrow.  If a commercial well is completed, then we may realize an approximate net revenue interest of 12.775%.  We also agreed to pay our proportionate share of the project’s 27.0% royalty and overriding royalty, and approximately 19.44% of the actual drilling and completion costs of any gas well started.

In September 2006 two gas wells, Bennett #1 and Bennett #2, were drilled, one to the depth of 3,350 feet and the second to a depth of 1,267 feet.  In October 2006 these wells were hooked to a pipeline and are producing gas.  The combined production over a 15 day test period was 5,346 million cubic feet, which equals 356 million cubic feet per day.  We have paid a total of approximately $189,000 on this project and anticipate further costs related to maintenance.  We expect to realize revenues from this project in early 2007.

Williston Project

On June 13, 2006, Lions Petroleum acquired five Saskatchewan petroleum and natural gas leases representing 452.83 hectares, or 1,119 acres, in the Williston Basin located in Southern Saskatchewan.  These leases were acquired from the Saskatchewan Geology and Petroleum Lands Branch by Scott Land & Lease Ltd., who transferred the leases to Lions Petroleum.  We paid $10,755 to acquire these leases, issued 25,000 common shares valued at $18,750 as a prospect generation fee, and have additionally paid lease rents of $1,027 through March 31, 2007.  Each lease has a five year term, expiring on March 31, 2012.  We intend to perform two-dimensional and three-dimensional seismic testing on this leased property.   As of the date of this filing, we have not entered into a work commitment for this project.

The Williston Basin is a large sedimentary basin situated along the edge of the Rocky Mountains in Western North Dakota, Eastern Montana and Southern Saskatchewan.  Light to medium crude oil and natural gas have been produced in the Williston Basin.  However, the acreage subject to the oil and gas leases is undeveloped acreage, which means wells have not been drilled that would permit the production of commercial quantities of oil and gas.

Wolverine Basin

We executed a  purchase and sale agreement, dated August 12, 2005, with Duna Resources Ltd. to acquire hydrocarbon leases for 1,295 hectares of undeveloped land located in the Wolverine shallow gas area of North Western Alberta, Canada.  Hydrocarbon substances include petroleum, natural gas and related hydrocarbons and any other substances, whether gaseous, liquid or solid, and whether hydrocarbons or not (including sulphur).  This acreage has not been proved and is undeveloped acreage, which means wells have not been drilled that would permit the production of commercial quantities of oil and gas.  Pursuant to the agreement with Duna Resources Ltd. we acquired existing leases for the Wolverine property that expire in 2006 and 2007.  We paid Cdn $10,000 (US $8,358) and 10,000 shares of our common stock valued at $10,500 for the leases and we granted a 3% royalty interest for future production from the property to Duna Resources Ltd. leases representing four sections of land, approximately 1,036 hectares, expired on January 24, 2006.  The remaining lease representing 259 hectares expires January 24, 2007.  We have not spent funds on this project and management has decided to let the remaining lease expire in January 2007.

Letters of Intent

In September 2006 we entered into letters of intent to purchase oil and gas leases, but these letters of intent have not resulted in a definitive purchase agreement as of the date of this filing and we are currently in ongoing negotiations for them.  One letter of intent is related to the purchase of approximately 39,000 acres of gas leases, 45 coal bed methane wells in various stages of production or completion and 20 miles of six inch pipeline in southeast Kansas.  The total purchase price is anticipated to be approximately $3,250,000.  Another letter of intent includes approximately 1,336 acres of oil and gas leases, with 14 coal bed methane wells in various stages of production and completion.  The anticipated purchase price for these leases is $250,000.   In September 2006 we paid $125,000 under these letters of intent and anticipate closing dates in January and February 2007.

In September 2006 we entered into a letter of intent to purchase five year oil and gas leases on approximately 14,184 acres and three year leases on approximately 11,462 acres located in Northeast Missouri.  The anticipated purchase price is approximately $650,000.  On September 11, 2006 we paid $50,000 under this letter of intent and anticipate a closing date in January 2007.

Strategy

For any undeveloped acreage for which we hold oil and gas and hydrocarbon leases, our strategy will be to complete seismic and geological testing to determine the viability of the property.  After the seismic testing is completed, then we will determine the possible drilling sites.  We intend to hire third party contractors to complete all of or a portion of the drilling program so as to minimize the financial risk to us.  Management anticipates that the majority of the development on a property will be contracted work and, therefore, we do not expect to hire any new employees for any project.  However, if management decides to develop any property unilaterally, then additional monies must be raised to complete the drilling program.

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

Competition

We are a small exploration company and compete with other small exploration companies for financing from a limited number of sources that are prepared to invest in our type of business. We are also in competition with major exploration companies who have substantial financial resources to acquire economically desirable producing properties and exploratory drilling prospects, as well as obtain equipment and labor to operate and maintain their properties.  Our competitors may have greater financial and technical resources than we do and may be able to afford greater geological expertise in the targeting and exploration of resource properties.  This competition limits our ability to acquire interests in desirable resource properties and limits our ability to attract investors who may finance additional exploration or purchases of property acquisitions and further exploration.

Governmental Regulation

Oil and gas exploration, production and related operations are subject to extensive rules and regulations of federal, provincial, and state agencies.  We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration, production, handling and transportation of oil and gas in the United States and Canada.  Failure to comply with these rules and regulations can result in substantial penalties.  The regulatory burden on the oil and gas industry will increase our cost of doing business and may affect our profitability.  As of the date of this filing, we have not had any costs related to compliance with environmental laws.  Management cannot be sure how the costs of the regulations, and any future amendments or interpretations, will impact our results of operations.

Employees

We do not have any employees as of the date of this filing.

ITEM 2: DESCRIPTION OF PROPERTY

For the year ended September 30, 2006, we reported on Form 51-101F3 that we did not have any reserves or related future net revenues from reserves.  Disclosures related to leases we have obtained are discussed above in Item 1.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2006 fiscal year.

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

Fiscal Quarter Ended	2005 High Low		2006 High Low
December 31	$ 0.25	$ 0.02	$ 1.39	$ 0.85
March 31	0.25	0.25	0.91	0.60
June 30	0.80	0.55	1.01	0.60
September 30	1.40	0.60	1.03	0.75

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

?

registered and traded on a national securities exchange meeting specified criteria set by the SEC;

?

issued by a registered investment company; or

?

included from the definition on the basis of share price or the issuer’s net tangible assets.

These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.  Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.  The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

As of December 28, 2006, we had approximately 276 common stockholders of record, which does not include “street accounts” of securities brokers.

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

Recent Sales of Unregistered Securities

In September 2006 we sold 471,009 units at $0.75 per unit as part of a private placement.  We sold these shares to seven accredited investors for $353,257.  Each unit consisted of one common share and one warrant to purchase an additional common share at a price of $1.25 per share.  The warrants have a two year term and will expire through September 2008.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On September 30, 2006 we issued 170,000 shares of common stock to Lions Petroleum Corp., a Nevada corporation.  The shares were valued at $0.75 and converted debt of $127,500.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On September 30, 2006 we issued 125,334 shares of common stock to convert a $94,000 debt owed to Pure Energy Visions Corporation.  In addition we granted Pure Energy Visions Corporation warrants to purchase an additional 125,334 shares at $1.25 per share.  The warrants have a two year term and will expire through September 29, 2008.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

During October and November we sold an aggregate of 114,561 units valued at $0.75 per share.  We sold these shares to seven accredited investors for $85,921.  Each unit consisted of one common share and one warrant to purchase an additional common share at a price of $1.25 per share.  The warrants have a two year term and will expire through October and November 2008.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On November 7, 2006 we issued an aggregate of 150,000 shares of common stock for professional services.  We issued 75,000 shares to Scott Griffith and 75,000 shares to Jesse Shelmire IV.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

During December 2006 we issued 46,500 units to two accredited investors for $34,875.  Each unit consisted of one common share and one warrant to purchase an additional common share at a price of $1.25 per share.  The warrants have a two year term and will expire in December 2008.   We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

In connection with each of these isolated issuances of our securities, we believe that each purchaser:

was aware that the securities had not been registered under federal securities laws;

C

acquired the securities for his/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws;

C

understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and

C

was aware that the certificate representing the securities would bear a legend restricting their transfer.

Issuer Purchase of Securities

None.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

We are an exploration stage company and we are subject to all risks inherent in an emerging business enterprise.  During the past year our management has made significant strides in developing Lions Petroleum into a going concern.  We have entered into lease agreements with the Saskatchewan government in the Williston Basin and we have entered into a partnership with SunCoast Technical to drill and complete two wells in Lavaca County, Texas.  We intend to evaluate the Williston Basin leases and decide on expanding our acreage and/or drilling in the coming year.  Over the next year we intend to drill two additional wells in partnership with SunCoast Technical and we expect to record revenue from these wells starting early 2007.

We have also signed letters of intent for other leases.  On October 10, 2006 Lions Petroleum announced that it had signed a letters of intent to acquire more than 39,000 acres of gas leases, 45 coal bed methane wells in various stages of production or completion and 20 miles of six inch pipeline in southeast Kansas and approximately 14,000 acres in Missouri.  Management anticipates that definitive lease agreements will be finalized in early 2007.

Plan of Operation

Our auditors have expressed doubt that we can continue as a going concern without additional funding.  We have not recorded revenue since we commenced our exploration stage in September 2004 and we recorded a net loss of $1,058,408 for the year ended September 30, 2006.  The net loss includes a non-cash accounting charge of $391,013 related to the issuance of warrants and options.  At September 30, 2006 we had $23,585 cash and total liabilities of $337,619.

During the past two fiscal years we have financed our operations through sales of our common stock.  We conducted private offerings during 2005 and 2006 and realized gross proceeds of $827,357 from these offerings.  In these offerings we sold units comprised of common stock and warrants to purchase additional common stock.  At September 30, 2006 we had an aggregate of 1,967,409 outstanding warrants from these offerings with exercise prices ranging from $1.00 to $2.00.  If all of the warrants sold in the offerings are exercised per their terms, we may realize aggregate proceeds of approximately $2,783,361.  However, the warrant holders have complete discretion as to when, or if, the warrants are exercised and we cannot guarantee that the warrant holders will exercise any of the warrants.

To avoid depleting our limited cash, during 2006 we issued an aggregate of 491,856 shares of common stock for a variety of services valued at $157,642.  We have no employees and we do not expect to hire any new employees because we intend to contract out any future field operations.  However, we anticipate that we will require services from independent contractors and other professionals in the future and we will likely rely on common stock to pay for these services until we have adequate cash on hand.

While we anticipate revenue in early 2007, it is unlikely that it will be sufficient to fund our business plans.  We have entered into letters of intent to purchase leases in the amount of $4,150,000.  The letters of intent require payment of the purchase price in cash or a combination of cash and common stock.  We anticipate that we will raise funds for these leases during the next twelve months through private placements of our common stock under exemptions from the registration requirements provided by Canadian, United States and state and provincial securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock.

We may not be able to raise sufficient funding from stock sales for long term operations and, if so, we may be forced to delay our business plans until adequate funding is obtained.  We believe debt financing will not be an alternative for funding in the exploration stage of a project due to the risky nature of this type of enterprise.  The lack of tangible assets until such time as an economically viable well can be demonstrated places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt.

Settlement Agreement

Management negotiated a settlement agreement, dated August 31, 2005, with Pure Energy Canada to resolve outstanding issues related to the spin-off of Pure Energy Canada.  The settlement agreement provided that Pure Energy Canada would assume debt and contingent liabilities that were associated with the battery and fuel cell business.  Pure Energy Canada agreed to assume approximately $450,000 of debt owed to third parties, approximately $32,000 owed to accountants and auditors for accounting services provided to the company prior to September 20, 2004, and it agreed to be responsible for unresolved litigation that existed at September 30, 2004.  Approximately $357,000 of this debt has since been satisfied by the issuance of Pure Energy Canada common shares.  However, management cannot guarantee that Pure Energy Canada will be able to satisfy the remaining obligations and we may remain liable for them.

As consideration for Pure Energy Canada’s assumption of these liabilities, on September 30, 2006 we issued 125,334 common shares to convert the $94,000 debt owed to Pure Energy Canada and we also granted to Pure Energy Canada warrants to purchase an additional 125,334 common shares at $1.25 per share for a two year term.  We assumed all accounting expenses after September 20, 2004 and we assumed the debt payable by Pure Energy Canada to Lions Petroleum Corp., a private Nevada corporation (“Lions Nevada”).  Lions Nevada had advanced approximately $127,500 to Pure Energy Canada.  (See Part III, Item 12, below.)  On September 30, 2006 we issued 170,000 shares of our common stock to Lions Nevada to satisfy this debt.  Upon the issuance of the shares to Lions Nevada, we have no further material obligations to Lions Nevada.

Off-balance Sheet Arrangements

None.

ITEM 7.  FINANCIAL STATEMENTS

LIONS PETROLEUM INC.

Formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES

(an exploration stage company)

September 30, 2006 and 2005

Chisholm                                                                               533 West 2600 South, Suite 25

Bierwolf &                                                                             Bountiful, Utah 84010

Nilson, LLC                                                                           Phone: (801) 292-8756

Certified Public Accountant                                                  Fax: (801) 292-8809

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Lions Petroleum Inc.(formerly Energy Visions, Inc.)

We have audited the accompanying balance sheet of Lions Petroleum Inc. (an exploration stage company) as of September 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss and cash flows for the years then ended and from inception, September 24, 2004 through September 30, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the P.C.A.O.B. (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lions Petroleum Inc. (formerly Energy Visions, Inc.) (an exploration stage company) as of September 30, 2006 and 2005 and the results of its operations and cash flows for the years then ended and from inception, September 21,2004, through September 30, 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson LLC

Chisholm, Bierwolf & Nilson

Bountiful, Utah

December 29, 2006

.

LIONS PETROLEUM INC.
Previously known as ENERGY VISIONS INC. AND SUBSIDIARIES
(an exploration stage company)
CONSOLIDATED BALANCE SHEET
(expressed in U.S. dollars)

September 30,	2006

ASSETS

Current Assets:
Cash and equivalents	$23,585
Deposits re: proposed oil and gas acquisitions	175,000
Total current assets	198,585

Long Term Assets:
Fixed assets, net of accumulated depreciation	3,628
Oil and gas properties
Properties not subject to amortization	188,946
Properties being amortized	30,531
Accumulated amortization	(1,920)
Total Assets	$419,770

LIABILITIES AND DEFICIENCY IN ASSETS

Current Liabilities:
Accounts payable and accrued expenses	$309,650
Short-term advances from related parties	27,969
Total liabilities	337,619

Commitments and contingencies (Notes 6 and 8)

Stockholders Equity (Deficit)
Preferred stock - $.0001 par value; authorized 5,000,000 shares, none issued
Common stock - $.0001 par value; authorized 50,000,000 shares,
issued and outstanding 12,912,250 shares	1,291
Additional paid-in capital	13,811,054
Share subscriptions received	30,000
Accumulated other comprehensive loss	(471,831)
Deficit accumulated during the exploration stage	(1,388,577)
Deficit	(11,899,786)
Stockholders’ Equity (Deficit)	82,151
Total Liabilities and Stockholders’ Equity (Deficit)	$419,770

See accompanying notes to the consolidated financial statements

LIONS PETROLEUM INC.
(formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES)
(an exploration stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)

			Cumulative from
	Year ended	Year ended	September 21, 2004
	September 30,	September 30,	(new business start) to
	2006	2005	September 30, 2006

Expenses:
Oil and gas expenditures	$ 49,856	$ 3,430	$ 53,286
Professional fees	705,835	262,012	970,342
General and administrative	116,808	60,153	178,104
Interest and financing costs	184,289	-	185,225
Depreciation and amortization	1,620	-	1,620

Total expenses	1,058,408	325,595	1,388,577

Net loss before provision for income taxes and
discontinued operations	(1,058,408)	(325,595)	(1,388,577)

Provision for income taxes	-	-	-

Net income or (loss)	$ (1,058,408)	$ (325,595)	$ (1,388,577)

Income (loss) per common share - basic and diluted	$ (0.09)	$ (0.19)

Weighted-average number of common
Shares outstanding – basic and diluted	11,467,016	1,716,563

See accompanying notes to the consolidated financial statements.

LIONS PETROLEUM INC.
formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
(an exploration stage company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(expressed in U.S. dollars)

Cumulative from
	Year ended	Year ended	September 21, 2004
	September 30,	September 30,	(new business start) to
	2006	2005	September 30, 2006

Net income (loss)	$ (1,058,408)	$ (325,595)	$ (1,388,577)

Other comprehensive income (loss):
Foreign currency translation, net of income tax benefit	-	-	-

Comprehensive income (loss)	$ (1,058,408)	$ (325,595)	$ (1,388,577)

See accompanying notes to the consolidated financial statements.

LIONS PETROLEUM INC.
formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
(an exploration stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(expressed in U.S. dollars)

						Deficit	Accumulated
						Accumulated	Other
			Additional	Share		During the	Comprehensive	Stockholders’
	Common Stock		Paid-In	Subscriptions		Exploration	Income	Equity
	Shares	Amount	Capital	Received	Deficit	Stage	(Loss)	(Deficit)

Balance at September 30, 2004	145,631	$ 15	$ 11,896,291	$ -	$ (11,899,786)	$ (4,574)	$ (471,831)	$ (479,885)

Issuance of common stock for services	10,650,030	1,065	64,935	-	-	-	-	66,000

Issuance of common stock for oil and gas leases	10,000	1	10,499	-	-	-	-	10,500

Share subscriptions received	-	-	-	209,600	-	-	-	209,600

Net income (loss)	-	-	242,727	-	-	(325,595)	-	(82,868)

Balance at September 30, 2005	10,805,661	1,081	12,214,452	209,600	(11,899,786)	(330,169)	(471,831)	(276,653)

Issuance of common stock for services	466,856	46	138,146	-	-	-	-	138,192

Issuance of common stock for oil & gas acquisition	25,000	3	18,747	-	-	-	-	18,750

Issuance of common stock for share subscriptions	1,319,209	132	827,225	-	-	-	-	827,357

Issuance of common stock for debt	295,334	29	221,471	-	-	-	-	221,500

Adjustment re 2004 share consolidation	190	-	-	-	-	-	-	-

Noncash compensatory charge on warrants,
piggyback warrants and options	-	-	391,013	-	-	-	-	391,013

Share subscriptions received	-	-	-	(179,600)	-	-	-	(179,600)

Net income (loss)	-	-	-	-	-	(1,058,408)	-	(1,058,408)

Balance at September 30, 2006	12,912,250	$ 1,291	$ 13,811,054	$ 30,000	$ (11,899,786)	$ (1,388,577)	$ (471,831)	$ 82,151

See accompanying notes to the consolidated financial statements.

LIONS PETROLEUM INC.
Formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES
(an exploration stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)

			Cumulative from
	Year ended	Year ended	September 21, 2004
	September 30,	September 30,	(new business start) to
	2006	2005	September 30, 2006
Cash flows from operating activities:
Net loss from continuing operations	$ (1,058,408)	$ (325,595)	$ (1,388,577)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	1,620	-	1,620
Professional fees of related parties	14,563	13,314	27,877
Common stock issued for services	138,192	66,000	204,192
Noncash compensatory charge on warrants and options	391,013	-	391,013
Write-off of oil and gas leases	17,347	3,430	20,777
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	280	(237)	43
Increase in accounts payable and accrued expenses	220,505	50,312	275,391
Net cash used in operating activities	(274,888)	(192,776)	(467,664)

Cash flows from investing activities:
Purchase of property and equipment	(5,248)	-	(5,248)
Purchase of oil and gas assets	(375,727)	-	(375,727)
Cash provided by (used in) investing activities	(380,975)	-	(380,975)

Cash flows from financing activities:
Issue of common shares	827,357	-	827,357
Proceeds from related parties' advances - net	(4,766)	19,633	14,867
Proceeds from share subscriptions - net	(179,600)	209,600	30,000
Net cash provided by financing activities	642,991	229,233	872,224

Net increase (decrease) in cash and equivalents	(12,872)	36,457	23,585
Cash and equivalents at beginning of period	36,457	-	-
Cash and equivalents at end of period	$ 23,585	$ 36,457	$ 23,585

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$ 1,133	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash transactions:
Shares issued for services	$ 138,192	$ 66,000	$ 204,192

See accompanying notes to the consolidated financial statements

                                                     LIONS PETROLEUM NC.

                       formerly known as ENERGY VISIONS INC. AND SUBSIDIARIES

                                               (an exploration stage company)

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  (expressed in U.S. dollars)

                                                  September 30, 2006 and 2005

-----------------------------------------------------------------------------

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

On July 23, 2001, Energy Ventures Inc. changed its name to Energy Visions Inc.

On October 21, 2004, Energy Visions Inc. changed its name to Lions Petroleum Inc. (the "Company").

On February 9, 2005, the Company's Board of Directors approved the issue of Special Warrants in its capital, to issued and outstanding common shareholders as of September 20, 2004. On the basis that such Special Warrants grant, to each holder thereof, the right to acquire, without any additional consideration, shares in the capital of Energy Ventures Inc. (Canada) which company changed its name on January 4, 2005, to Pure Energy Visions Corporation ("EVI Canada") owned by the Company, on the basis of one (1) common share of EVI Canada for each one (1) common share held by the shareholder in the Company. Such Special Warrants were exercised automatically on May 1, 2006, the day of issuance, by the Ontario Securities Commission, of a receipt ("Receipt") for a final prospectus in respect of the distribution of the securities of EVI Canada being acquired by the holders of the Special Warrants upon exercise of such Special Warrants. Certificates have been issued re the common shares of EVI Canada.

As a result of the above transaction, the Company determined that at September 30, 2004, and at the date of this report it no longer has ownership of EVI Canada. And the Company, as a result, has no subsidiaries or battery and fuel cell business as at September 30, 2006.

The Company's goals are to acquire oil and gas assets, and its business is the acquisition and development of oil and gas properties throughout North America.

2.  GOING CONCERN:

The Company is in the exploration stage and its operations are subject to all of the risks inherent in an emerging business enterprise.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company effectively distributed, on September 20, 2004, its historic battery and fuel cell business to its shareholders. In its new oil and gas business, which commenced September 21, 2004, the Company incurred losses of $325,595 and $1,058,408 in the years ended September 30, 2005 and 2006 respectively. The Company has lost $13,288,363 since its inception in 1996, mainly in the battery and fuel cell business, now discontinued.

The Company has had no revenue since it commenced its exploration stage on September 21, 2004. There is no assurance that the Company will not encounter substantial delays, unforeseen difficulties and expenses related to the acquisition of oil and gas assets. The Company will be required to expand its management and administrative capabilities in order to manage its business, the acquisition and development of oil and gas properties throughout North America.

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

Property and Equipment

----------------------

Property and equipment is stated at cost. Expenditures that materially increase useful lives are capitalized, while ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

          Furniture                          5 years

          Computer equipment                 3 years

		Accumulated	Net Book Value
	Cost	Depreciation	2006

Furniture	$ 970	$ 194	$ 776
Computer equipment	4,278	1,426	2,852

	$ 5,248	$ 1,620	$ 3,628

Net income or loss per common share

------------------------------------

The Company reports loss per share in accordance with SFAS No. 128 Earnings per Share.  Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the years ended September 30, 2006 and 2005 does not include potential shares of common stock equivalents, as their impact would be antidilutive.

	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Loss for the year ended September 30, 2006	($ 1,058,408)	11,467,016	($ 0.09)

Loss for the year ended September 30, 2005	($ 325,595)	1,716,563	($ 0.19)

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

4.  DEFERRED OIL AND GAS LEASE COSTS:

The Company's oil and gas leases are recorded at cost and amortized on the straight-line method over the terms of the leases.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

September 30,                                      2006           2005

Accounts payable                                 $   16,290   $     5,597

Oil and gas acquisition payables                     38,787         8,358

Audit and related fees payable                       46,471        40,158

Accrued professional fees                           208,102        35,032

                                                 $  309,650   $    89,145

6.  COMMITMENTS AND CONTINGENCIES:

On April 1, 2002, the Company announced that it and its major stockholders had commenced an action in the Ontario Superior Court of Justice against Northern Securities Inc., Vic Alboini and Stature Inc. claiming, among other relief, damages for breach of contract, negligence and breach of fiduciary duties in connection with the Company's private and public financings in 2001 and 2000 and trading activities by Northern Securities Inc. in the Company's common shares since August 23, 2001.  A settlement in principle was reached requiring a payment of Cdn $10,000 (approximately US $8,600) to be paid to the Plaintiffs by EVI Canada.

EVI Canada has agreed, to accept all responsibility for the above litigation and also for the settlement of approximately $450,000 of the Company's debts that existed at September 20, 2004, and related to the historical battery and fuel cell business. Approximately $357,000 of such debt has since been extinguished by the issue of common shares of EVI Canada. There is some doubt as to EVI Canada's ability to honor such responsibilities.

The Company, in the normal course of business, may be involved in other claims and other legal actions. Management is of the opinion that the ultimate outcome of such matters will not have a material adverse impact on the financial position of the Company or the results of its operations.

The Company entered into a consulting agreement with a director to provide oil and gas business opportunities to the Company. The agreement provided that the director was entitled to receive options to acquire 100,000 shares of common stock at $0.10 per share and should future stock options be provided to two other directors and officers, the director shall be entitled to receive options in a quantity equal to one third of the options so granted, to a maximum of options re 1,000,000 shares. On January 12, 2006, 100,000 shares of common stock were issued to such director at $0.10 per share in fulfillment of the initial option requirement.

7.  COMMON AND PREFERRED STOCK:

On November 7, 2004, the National Association of Securities Dealers made effective the consolidation of the issued and outstanding common shares of the Company on the basis of one new common share for each 200 existing common shares owned as of September 20, 2004. The trading symbol for the Company's securities was changed to "LPET".

On May 4, 2005, the Company issued 200,000 shares of common stock to directors and officers who are also consultants and 100,000 shares of common stock to a consultant, both for consulting services rendered pursuant to the Company’s 2005 Stock Incentive Plan For Employees And Consultants. The Company valued these shares at $0.10 per common share or $30,000.

On August 8, 2005, a majority of the Company’s common stock shareholders approved by written consent the issuance of an aggregate of 10,000,000 shares of common stock and 2,000,000 shares of Series A convertible preferred stock. The shareholders authorized the issuance of 5,000,000 common shares each to Dale M. Paulson, Director and then President and CEO, and Gordon L. Wiltse, CFO, Secretary and Director. The 10,000,000 common shares were valued at $1,000 and resulted in Messrs. Paulson and Wiltse holding a combined 98.59% of the voting power of our common stock. As of the date of this filing, a certificate of designation of rights and preferences for the Series A convertible preferred stock has not been filed with the State of Delaware, but management intends to file a certificate of designation within the next 90 days. After the certificate of designation has been filed, the Company will issue 1,000,000 Series A convertible preferred shares to each of Messrs. Dale M. Paulson and Gordon L. Wiltse, which share issues were also approved by a majority of the shareholders on August 8, 2005. Each Series A convertible preferred share is convertible into five common shares of the Company.

On August 29, 2005, the Company approved the issue of 10,000 shares of common stock to Duna Resources Ltd., as partial consideration for the acquisition of hydrocarbon leases for 1,295 hectares of undeveloped land located in the Wolverine shallow gas area of North Western Alberta, Canada. The Company valued these shares at $1.05 per common share or $10,500.

On March 30, 2006 the Company authorized the issue of 648,200 Units in respect of a private placement. The terms of such private placement provided that a subscriber would receive for a cash consideration of $0.50 per Unit, a) a common share of the Company, b) a warrant ("Warrant") and c) a piggyback warrant ("Piggyback Warrant"). Each Warrant entitles the purchaser to subscribe for one additional common share in the capital of the Company ("Warrant Common Share") at a price of U.S. $1.00 per share during the 1 (one) year period that commences upon the date of issuance of the Units. Each Piggyback Warrant entitles the holder thereof, provided the holder has exercised his/her rights to acquire Warrant Common Shares, to subscribe for one additional common share in the capital of the Company at a price of U.S. $2.00 per common share during the 2 (two) year period that commences with the date of issuance of the Units. The Units were actually issued on April 3, 2006.

On April 18, 2006 the Company authorized the issue of 200,000 New Units in respect of a second private placement. The terms of such private placement provided that a subscriber would receive for a cash consideration of $0.75 per New Unit, a) a common share of the Company, b) a new warrant ("New Warrant"). Each New Warrant entitles the purchaser to subscribe for one additional common share in the capital of the Company at a price of U.S. $1.25 per share during the 2 (two) year period that commences upon May 5, 2006, the date of issuance of the New Units.

On September 5, 2006, the Company approved the issue of 25,000 shares of common stock to Jake Oil, LLC, as a prospect generation fee respecting the acquisition of lease rights to 1,119 acres of land in the Williston area of Southern Saskatchewan, Canada. The Company valued these shares at $0.75 per common share or $18,750.

On September 25, 2006 the Company authorized the issue of 471,009 New Units in respect of the second private placement. The terms of such private placement provided that a subscriber would receive for a cash consideration of $0.75 per New Unit, a) a common share of the Company, b) a new warrant ("New Warrant"). Each New Warrant entitles the purchaser to subscribe for one additional common share in the capital of the Company at a price of U.S. $1.25 per share during the 2 (two) year period that commences upon September 25, 2006 or September 30, 2006, the dates of issuance of the New Units.

On September 27, 2006 the Company authorized the issue of 170,000 shares of common stock, valued at $0.75 per common share, to Lions Petroleum Corp., in settlement of $127,500 of debt.

On September 29, 2006 the Company authorized the issue of 125,334 shares of common stock, valued at $0.75 per common share, to EVI Canada in settlement of $94,000 of debt. EVI Canada was also issued 125,334 New Warrants which entitle EVI Canada to subscribe for 125,334 additional common shares in the capital of the Company at a price of U.S. $1.25 per share during the 2 (two) year period that commences  September 30, 2006, the date of issuance of the common shares.

At September 30, 2006, there were 2,092,743 Warrants, Piggyback Warrants and New Warrants outstanding with terms as aforesaid.

The following schedule summarizes the activity respecting the issue of warrants and options during the fiscal years ended September 30, 2006 and September 30, 2005, respectively:

                                                 Weighted                 Weighted

                                     2006         Average       2005       Average

                                   Warrants      Exercise      Warrants   Exercise

                                   /Options       Price       /Options       Price

                                -------------  -----------  ------------  --------

Outstanding at beginning of year           -   $        -             -   $      -

Granted                            2,592,743         1.26             -          -

Canceled                                   -            -             -          -

                                -------------  -----------  ------------  --------Outstanding at end of year         2,592,743   $     1.26             -   $      -

                                =============  ===========  ============  ========

Exercisable at year-end            2,592,743   $     1.26             -   $      -

                                =============  ===========  ============  ========

                     Number of     Weighted   Average        Number of    Weighted

Range of             Warrants/     Average    Remaining       Warrants     Average

Exercise

Options     Exercise   Contractual       Vested    Exercise

Price              Outstanding     Price      Life (Years) (Exercisable)     Price

-------------     ------------ ------------  ------------  ------------  ---------

$       0.65          500,000  $      0.65          4.92       500,000   $    0.65

$       1.00          648,200         1.00          0.50       648,200        1.00

$       1.25          796,343         1.25          1.89       796,343        1.25

$       2.00          648,200         2.00          1.01       648,200        2.00

                  ------------ ------------  ------------  ------------  ---------

                    2,592,743  $      1.26                   2,592,743   $    1.26

                  ============ ============                ============  =========

                                                              2006

                                                ----------------------------------

                                                             Exercise

                                                             Price    Exercisable

Description                                       Shares    Per Share   Through

----------------------------------------------------------------------------------

April 2006 Equity Private Placement               648,200     1.00   April 2, 2007

April 2006 Equity Private Placement               648,200     2.00   April 2, 2008

May 2006 Equity Private Placement                 200,000     1.25   May 4, 2008

September 2006 Grant of Options                   500,000     0.65   Sep. 6, 2011

September 2006 Equity Private Placement           466,809     1.25   Sep. 24, 2008

September 2006 Equity Private Placement             4,200     1.25   Sep. 29, 2008

September 2006 Shares for Debt                    125,334     1.25   Sep. 29, 2008

-------------------------------------------- ------------ ----------

Total Granted                                   2,592,743     1.26

Exercised                                               -

                                             ------------

Total Outstanding                               2,592,743

                                             ============

We recognized valuation expense of $391,013 for warrants and options granted in relation to equity private placements, debt conversion and the issue of options for the fiscal year ended September 30, 2006. The valuation expense was calculated using the Black Scholes valuation model.

8.  STOCK OPTIONS, STOCK WARRANTS AND STOCK INCENTIVE PLAN:

The Company has a 2001 stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers.

By resolution of the Board of Directors, all stock options that were outstanding as at close of business on September 30, 2004 were cancelled.

On April 25, 2005, the Company adopted the ‘2005 Stock Incentive Plan For Employees And Consultants’ (“Plan”) and on April 29, 2005 filed an S8 registration statement respecting such Plan. A maximum of 5,000,000 shares of common stock may be issued pursuant to the Plan to employees and consultants of the Company.

During the fiscal year ended September 30, 2005, 650,000 common shares of the Company were issued pursuant to the Plan, all at $0.10 per common share.

During the fiscal year ended September 30, 2006, 466,856 common shares of the Company were issued pursuant to the Plan, 325,000 at $0.10 per common share and the balance at $0.75 per common share.

On September 6, 2006 the Company granted to a service provider an option to acquire 500,000 shares of common stock of the Company at $0.65 per share during the approximately 5 year period that expires September 6, 2011.

At September 30, 2006, there were 500,000 options outstanding with terms as aforesaid.

9.  INCOME TAXES:

As of September 30, 2006, the Company had deferred tax assets resulting primarily from the accumulated net operating losses of approximately $998,000. As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided of $333,332 (2005 $110,222).

The components of current income tax expense as of September 30, 2006 and 2005, respectively are as follows:

	As of September 30,
	2006	2005

Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	(667,395)	(325,595)
Change in valuation allowance	223,110	110,222
Income tax expense	$-	$-

10.  RELATED PARTY TRANSACTIONS:

During the year ended September 30, 2006 the Company incurred fees for the provision of management services of $60,000 by each of two directors and officers and $10,000 by one director. $30,000 of the total charge was settled by the issue of 300,000 common shares pursuant to the 2005 Stock Incentive Plan. During the year ended September 30, 2005 the Company was charged fees of $60,000 by each of two directors and officers for the provision of management services.

On September 27, 2006 the Company issued 170,000 shares of common stock, valued at $0.75 per common share, to Lions Petroleum Corp., in settlement of $127,500 of debt. Two of the Company’s directors are officers of Lions Petroleum Corp.

11.  SUBSEQUENT EVENTS:

Subsequent to September 30, 2006, the Company raised an additional $90,796 from the sale of common stock.

Subsequent to September 30, 2006, the Company issued 527,666 shares of common stock to service providers pursuant to the 2005 Stock Incentive Plan and also issued 150,000 additional shares in respect of a proposed private placement of the Company's stock.

12. DISCONTINUED OPERATIONS:

On February 9, 2005, the Company's Board of Directors approved the issue of Special Warrants in its capital, to issued and outstanding common shareholders as of September 20, 2004. On the basis that such Special Warrants grant, to each holder thereof, the right to acquire, without any additional consideration, shares in the capital of EVI Canada owned by the Company, on the basis of one (1) common share of EVI Canada for each one (1) common share held by the shareholder in the Company. Such Special Warrants were exercised automatically on May 1, 2006, the day of issuance, by the Ontario Securities Commission, of a receipt ("Receipt") for a final prospectus in respect of the distribution of the securities of EVI Canada being acquired by the holders of the Special Warrants upon exercise of such Special Warrants. Certificates have been issued re the common shares of EVI Canada.

As a result of the above transaction, the Company determined that at September 30, 2004 and at the date hereof, it no longer has ownership of EVI Canada, the company through which the Company was in the battery and fuel cell business. Lions is an oil and gas exploration stage company with effect from September 21, 2004.

13. RECENT ACCOUNTING PRONOUNCEMENTS:

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The Company has implemented the provisions of SFAS 123R.

14. FUNCTIONAL CURRENCY AND FOREIGN CURRENCY TRANSLATION:

The Company's functional currency is the U.S. dollar. In accordance with the Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period end and revenues and expenses are translated at the actual rate of exchange on the date of the transaction. Gains or losses relating from foreign currency transactions are included in the results of operations.

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES

1.

Capitalized Costs Relating to Oil and Gas Producing Activities

The Company did not have proved oil and gas producing properties and related lease and well equipment at September 30, 2006 and 2005.

2.

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

                September 30,

	2006	2005
Acquisition of Properties
Proved	$ -	$ -
Unproved	219,477	-
Exploration Costs	-	-
Development Costs	$ -	$ -

3.

Results of Operations for Producing Activities

The Company did not have sales or production costs during the years ended September 30, 2006 and 2005.

4.

Reserve Quantity Information

The Company did not have proved developed and undeveloped reserves at September 30, 2006 and 2005.

5.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.  The Company did not have net cash flows related to proved oil and gas reserves.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in our current report on Form 8-K, filed May 12, 2006, Dohan and Company, CPA’s, P.A. declined to stand for re-election as our independent accounting firm on May 5, 2006.  On May 10, 2006, we engaged Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent accounting firm

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure.  Our Chief Financial Officer, who also acts in the capacity of principal executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors and executive officers are listed below, with their respective ages, positions and biographical information.  Our articles of incorporation provide for a board of directors consisting of one or more directors and in November 2006 our board of directors set the number of directors at four.  Our directors serve until our next annual meeting or until each is succeeded by a qualified director.  Our executive officers are chosen by our board of directors and serve at its discretion.  As of the date of this filing the offices of President and Chief Executive Officer are vacant.  There are no family relationships between any of our directors and officers.

Name	Age	Position	Director since
Gordon L. Wiltse	40	Chief Financial Officer, Vice-President, Secretary and Director	July 2004
Duane D. Fadness	58	Director	October 2004
Eric H. Olsen	55	Director	November 2006
Dale M. Paulson	45	Director	October 2004

GORDON L. WILTSE -  Mr. Wiltse has served as our Chief Financial Officer, Vice-President and Director since July 2004.  From March 2003 to July 2004 he worked as a business consultant for a private oil and gas company.  From January 2002 to February 2003 he was an independent marketing and business consultant to various companies in the oil and gas industry.  He has over 10 years of business experience as a business manager and marketing consultant for private companies in various industries.

DUANE D. FADNESS -  Mr. Fadness has over 20 years of experience in the oil & gas industry and is currently employed with Anadarko Petroleum Corp.  He was formerly a Land Manager for Powder River Basin, a subsidiary of Western Gas Resources, Inc.  Mr. Fadness has also provided consulting in the land, marketing, pipeline, and business development aspects of the oil and gas industry.  He holds a Master of Business Administration Degree from the University of Denver.  He serves as a director of Petrol Oil & Gas Inc., a reporting company.

ERIC H. OLSEN - Mr. Olsen is currently owner and President of Jake Oil, LLC, a Montana corporation, primarily involved in oil and gas consulting activities throughout the Rocky Mountains and Mid-continental regions of the United States.  From 1984 to 1996 Mr. Olsen was owner and President of Olsen Energy Company, a Colorado corporation, involved in supplying engineering consulting services to the oil and gas industry.  Prior to 1984 Mr. Olsen’s experience includes working in various engineering positions and performing services including reservoir engineering, geologic evaluations, drilling and production engineering and operations for projects in the Rocky Mountains, the West Coast, and the Mid-continental areas.  He received a Bachelor of Science Degree in Petroleum Engineering from Montana Tech.

DALE M. PAULSON - Mr. Paulson served as our President and Chief Executive Officer from October 2004 to November 2006.  Mr. Paulson has over 10 years of experience as a stockbroker and financial advisor at a number of leading investment firms where he specialized in raising venture capital for resource companies.  He is also a director and Vice-President of Panterra Resource Corp., a Canadian public company trading on the TSX Venture Exchange.  Mr. Paulson holds a Bachelors Degree in Business Administration from Simon Fraser University and a Diploma from the Canadian Securities Institute.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and greater than ten-percent beneficial owners of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon review of these forms and representations furnished to us for the fiscal year ended September 30, 2006, we believe Gordon L. Wiltse filed late three Forms 4 related to 17 transactions.  Dale M. Paulson filed late three Forms 4 related to 31 transactions.  Duane D. Fadness filed late one Form 3.

Code of Ethics

We have not adopted a code of ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We have not adopted a code of ethics because we have minimal operations.  Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate.  In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Audit Committee Financial Expert

We do not have an audit committee and, accordingly, do not have an individual serving as an audit committee financial expert.  We do not have an audit committee because we have limited operations.  However, our board of directors will revisit this matter as our operations grow.

ITEM 10.  EXECUTIVE COMPENSATION

The following table shows the compensation paid to our named executive officers and directors in all capacities during the past three fiscal years.

SUMMARY COMPENSATION TABLE
Annual Compensation
Name and principal position	Fiscal year	Salary	Other Annual Compensation
Gordon L. Wiltse CFO and Secretary	2006 2005 2004	$ 0 0 0	$ 60,000 (1) 60,000 (2) 0
Dale M. Paulson Former President and CEO,	2006 2005 2004	$ 0 0 0	$ 60,000 (1) 60,000 (2) 0
Duane D. Fadness Director	2006 2005 2004	$ 0 0 0	$ 10,000 (3) 0 0

(1)

Represents 100,000 common shares valued at $10,000 paid for consulting fees and $50,000 paid for consulting fees.

(2)

Represents 200,000 common shares valued at $20,000 and 5,000,000 common shares valued at $500 paid for consulting fees and $39,500 paid for consulting fees.

(3)

Represents 100,000 common shares valued at $10,000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of September 30, 2006.  This chart also includes individual compensation agreements.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0.00	0
Equity compensation plans not approved by security holders	500,000 (1)	0.65	3,883,144
Total	500,000	$0.65	3,883,144

(1)  Represents options to purchase 500,000 shares under an individual compensation agreement.

Lions Petroleum Inc. 2005 Stock Incentive Plan for Employees and Consultants

On April 25, 2005, our board of directors adopted the Lions Petroleum Inc. 2005 Stock Incentive Plan for Employees and Consultants (the “2005 Incentive Plan”).  The purpose of the 2005 Incentive Plan is to provide our employees and consultants and employees and consultants of our subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the company and our subsidiaries, if any.  It also is intended to attract and retain qualified employees and consultants.

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

The board of directors designated Dale M. Paulson and Gordon L. Wiltse as the members of the Compensation Committee and the 2005 Incentive Plan shall be administered by that committee.  Subject to the provisions of the 2005 Incentive Plan, the Compensation Committee shall determine the persons to be granted stock from those eligible to be participants under the 2005 Incentive Plan.  The Compensation Committee will also determine the amount of stock to be granted to each person and the terms and conditions of any stock grant shall be in writing.  At September 30, 2006, the Compensation Committee had granted 1,116,856 shares pursuant to the 2005 Incentive Plan.

Consulting Agreement

On September 6, 2006 we entered into an option agreement with Bing Jung, an individual.  Mr. Jung agreed to provide consulting services related to oil and gas operations and consulting for day-to-day business operations in consideration for 100,000 shares issued under our 2005 Incentive Plan and options to purchase 500,000 shares at an exercise price of $0.65.  The options expire on September 6, 2011.

Certain Beneficial Owners

The following table lists the beneficial ownership of our management and each person or group known by us to own beneficially more than 5% of our common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities.  Due to these rules two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 13,750,977 shares of common stock outstanding as of December 28, 2006.

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Gordon L. Wiltse 1150-789 West Pender Street Vancouver, BC V6C 1H2	5,465,000 (1)	39.7%
Duane D. Fadness 600 17th Street, Suite 2800 South Denver, CO 80202	200,000	1.5%
Eric H. Olsen 600 17th Street, Suite 2800 South Denver, CO 80202	25,000 (2)	Less than 1%
Dale M. Paulson 1150-789 West Pender Street Vancouver, BC V6C 1H2	5,440,522 (3)	39.6%
Directors and officers as a group	10,960,522	79.7%

(1)

Represents 5,295,000 shares owned by Mr. Wiltse and 170,000 shares owned by Lions Petroleum Corp.

(2)

Represents shares held by Jake Oil, LLC.

(3)

Represents 5,270,522 shares owned by Mr. Paulson and 170,000 shares owned by Lions Petroleum Corp.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes transactions we have either engaged in during the past two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions between Lions and these persons have been negotiated between related parties without “arms-length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

The Compensation Committee of our 2005 Incentive Plan has granted common shares to Gordon L. Wiltse, our Chief Financial Officer, Secretary and Director for consulting services provided to Lions Petroleum.  On May 4, 2005 the committee granted 100,000 common shares valued at $10,000.  On September 12, 2005, the committee granted 100,000 common shares valued at $10,000 to Mr. Wiltse, and on November 3, 2006 the committee granted 100,000 common shares valued at $75,000 to him.

The Compensation Committee of our 2005 Incentive Plan has granted common shares to Dale M. Paulson, our current Director and former President and Chief Executive Officer for consulting services provided to Lions Petroleum.  On May 4, 2005 the committee granted 100,000 common shares valued at $10,000.  On September 12, 2005 the committee granted 100,000 common shares valued at $10,000 to Mr. Paulson and on November 3, 2006 the committee granted 100,000 common shares valued at $75,000 to him.

In September 2006 Copper Creek Ventures Ltd. purchased 268,000 units for $0.75 per share in a private placement.  Mr. Paulson was a director of Copper Creek Ventures Ltd. at the time.  However, Mr. Paulson disclaimed beneficial ownership of these units and subsequently resigned as a director of that company in December 2006.

We entered into a consulting agreement, dated October 25, 2005, with Duane D. Fadness, our Director, for a term of 36 months.  The consulting agreement provides that Mr. Fadness will provide consultation in the area of oil and gas properties and will introduce Lions to any and all prospective oil and gas properties which may be available or for which participation is available.  On January 12, 2006, Mr. Fadness received 100,000 shares of common stock valued at $10,000 and on November 3, 2006 he received 100,000 shares of common stock valued at $75,000 under this agreement.

Pursuant to the settlement agreement between Pure Energy Canada and Lions (See Part II, Item 6, above), we assumed debt owed by Pure Energy Canada to Lions Nevada, a related party.  Lions Nevada advanced approximately $127,500 to Pure Energy Canada.  Lions Nevada was incorporated on March 18, 2003 with Gordon L. Wiltse, as President and Treasurer, Dale M. Paulson as Secretary, and Faye Paulson, Mr. Paulson’s spouse, as a director of that corporation.  On September 30, 2006, we issued 170,000 shares of common stock, valued at $0.75 per share, to Lions Nevada to convert this debt.

Lions Petroleum entered into a Prospect Compensation Agreement, dated August 2, 2006, with Jake Oil, LLC (“Jake Oil”).  Our Director, Eric H. Olsen, is the owner of Jake Oil.  On September 5, 2006 we paid a prospect generation fee of 25,000 shares of common stock to Jake Oil in consideration for Mr. Olsen’s material contributions to the development of proprietary information regarding the Williston Project in Saskatchewan, Canada.  In addition, we granted a 2% overriding royalty to Jake Oil on all leases acquired by Lions Petroleum in the Williston Project area, we entered into an Area of Mutual Interest agreement (described below), and we granted Jake Oil a right of first refusal to perform field management and direction of project development services for the Williston Project.  Jake Oil will be compensated at competitive rates for similar work being performed in the region.

The Area of Mutual Interest agreement with Jake Oil relates to all land lying within the Williston Project.  Under the mutual interest agreement each party must notify the other party of an acquisition of a new leasehold interest within 10 days.  The notice shall include the consideration paid, other acquisition costs, as well as terms, duties and obligations pertaining to proportionate share of any leasehold interest.  The proportionate share for the purposes of this mutual interest agreement is a 100% working interest for Lions Petroleum and a 2% overriding royalty interest for Jake Oil.  The other party shall have 15 days from receipt of the notice to provide written notice that it accepts its proportionate interest and pays for its interest in the new leasehold.  This agreement may apply to interests outside the Williston Project if a party opts to offer such interest.  This agreement expires on August 2, 2021.

ITEM 13.  EXHIBITS

No.

Description

3.1

Certificate of Incorporation of Lions Petroleum, as revised

3.2

Bylaws of Lions Petroleum, formerly Energy Ventures Inc. (Incorporated by reference to exhibit 2.1 of Form 10-SB filed November, 4, 2000, as amended)

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

10.3

Consulting Agreement between Lions Petroleum and Duane D. Fadness, dated October 25, 2005 (Incorporated by reference to exhibit 10.3 of Form 10-QSB filed February 15, 2006)

10.4

Settlement Agreement between Lions Petroleum and Pure Energy Visions Corporation, dated August 31, 2005 (Incorporated by reference to exhibit 10.4 of Form 10-KSB filed January 13, 2006)

10.5

Form of Saskatchewan Petroleum and Natural Gas Lease and Transfer Agreement, dated June 13, 2006 (Incorporated by reference to exhibit 10.5 to Form 10-QSB, filed August 15, 2006)

31.1

Principal Executive Officer Certification

31.2

Chief Financial Officer Certification

32.1

Section 1350 Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our former independent  accountant firm, Dohan & Company, CPA’s PA, and our current independent accounting firm, Chisholm, Bierwolf & Nilson, LLC, in connection with the audit of our financial statements and other professional services rendered by those firms.

	2006	2005
Audit fees	$ 5,985	$ 20,657
Audit-related fees	0	1,123
Tax fees	0	0
All other fees	326	0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in periodic reports and other SEC filings, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning.  All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for in the other categories.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

LIONS PETROLEUM INC.

Date: January 11, 2007

By: /s/ Gordon L. Wiltse

Gordon L. Wiltse, Vice-President

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 11, 2007

/s/ Gordon L. Wiltse

Gordon L. Wiltse

Chief Financial Officer, Vice-President, Secretary and Director

Date: January 11, 2007

/s/ Duane D Fadness

Duane D. Fadness

Director

Date: January 11, 2007

/s/ Dale M. Paulson

Dale M. Paulson

Director