Form 10QSB
period 2006-12-31
LIONS PETROLEUM, INC
filed 2007-02-20
CIK 1048407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from ________ to ________

Commission file number 000-30285

 LIONS PETROLEUM INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

600 17th Street, Suite 2800 South, Denver, CO, 80202

(Address of principal executive offices)

(720) 359-1604

(Issuer’s telephone number)

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

Yes [  ]   No  [X]

As of February 9, 2007, Lions Petroleum Inc. had 13,753,977 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

9

Item 3.  Controls and Procedures

11

PART II: OTHER INFORMATION

Item 6.  Exhibits

12

Signatures

13

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended December 31, 2006 and 2005 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended December 31, 2006 are not necessarily indicative of results to be expected for any subsequent period.

LIONS PETROLEUM INC.
(an exploration stage company)
BALANCE SHEET
(unaudited and expressed in U.S. dollars)

December 31,
2006

ASSETS
Current Assets:
Cash and equivalents	$ 473
Accounts receivable	1,954
Prepaid expenses and other current assets	74
Deposits re proposed oil and gas acquisitions	176,500
Total current assets	179,001

Fixed Assets, net of accumulated depreciation of $2,025	3,223
Oil and gas properties
Properties not subject to amortization	188,946
Properties being amortized	30,531
Accumulated amortization	(3,526)
Total Assets	$ 398,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$ 86,641
Short-term advances from related parties	93
Total current liabilities	86,734
Total Liabilities	86,734

Commitments and contingencies (Note 5)

Stockholders' Equity (Deficit):
Preferred stock - $.0001 par value; authorized 5,000,000 shares, none issued
Common stock - $.0001 par value; authorized 50,000,000 shares,
issued and outstanding 13,753,977 shares	1,375
Additional paid-in capital	14,474,792
Accumulated other comprehensive loss	(471,831)
Deficit accumulated during the exploration stage	(1,793,109)
Retained deficit	(11,899,786)
Stockholders' Equity	311,441
Total Liabilities and Stockholders' Equity	$ 398,175

See Notes to Financial Statements

LIONS PETROLEUM INC. (an exploration stage company) STATEMENTS OF OPERATIONS (unaudited and expressed in U.S. dollars)

			Cumulative, from
	For the three months ended		September 21, 2004
	December 31,	December 31,	(new business start) to
	2006	2005	December 31, 2006

Revenues:
Oil and gas revenue	$ 8,889	$ -	$ 8,889

Expenses:
Oil and gas expenditures	4,326	9,563	57,612
Professional fees	239,708	56,527	1,210,050
General and administrative	23,500	22,580	201,604
Interest and financing costs	145,482	100	330,707
Depreciation and amortization	405	233	2,025

Total expenses	413,421	89,003	1,801,998

Net loss before provision for income taxes	(404,532)	(89,003)	(1,793,109)

Provision for income taxes	-	-	-

Net loss	$ (404,532)	$ (89,003)	$ (1,793,109)

Loss per common share - basic and diluted	($0.03)	($0.01)

Weighted-average number of common
shares outstanding - basic and diluted	13,408,077	10,805,661

		See Notes to Financial Statements

LIONS PETROLEUM,INC. (an exploration stage company) STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited and expressed in U.S. dollars)

Cumulative, from
	For the three months ended		Sept. 21, 2004
	December 31,	December 31,	(new business start) to
	2006	2005	December 31, 2006

Net loss	$ (404,532)	$ (89,003)	$ (1,793,109)

Other comprehensive loss:
Foreign currency translation, net of income tax benefit	-	-	-

Comprehensive loss	$ (404,532)	$ (89,003)	$ (1,793,109)

See Notes to Financial Statements

LIONS PETROLEUM INC. (an exploration stage company) STATEMENTS OF CASH FLOWS (unaudited and expressed in U.S. dollars)

			Cumulative from
	Three months ended		September 21, 2004
	December 31,	December 31,	(new business start) to
	2006	2005	December 31, 2006
Cash flows from operating activities:
Net loss from continuing operations	$ (404,532)	$ (89,003)	$ (1,793,109)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	405	233	2,025
Professional fees of related parties	-	16,966	27,877
Commons stock issued for services	450,500	-	654,692
Non-cash compensatory charge on warrants and options	17,527	-	408,540
Write-off of oil and gas leases	1,606	9,563	22,383
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,954)	-	(1,954)
(Increase) in deposits re oil and gas acquisitions	(1,500)	-	(1,500)
(Increase) decrease in prepaid expenses and other current assets	(74)	205	(31)
Increase (decrease) in accounts payable and accrued expenses	(148,010)	1,197	127,381
Net cash used in operating activities	(86,032)	(60,839)	(553,696)

Cash flows from investing activities:
Purchases of property and equipment	-	(778)	(5,248)
Purchase of oil and gas assets	-	-	(375,727)
Cash used in investing activities	-	(778)	(380,975)

Cash flows from financing activities:
Issue of common shares	120,796	-	948,153
Proceeds from related parties' advances	(27,876)	(3,971)	(13,009)
Proceeds from share subscriptions	(30,000)	64,500	-
Net cash provided by (used in) financing activities	62,920	60,529	935,144

Effect of exchange rate changes on cash	-	-	-
Net increase (decrease) in cash	(23,112)	(1,088)	473
Cash and equivalents at beginning of period	23,585	36,457	-
Cash and equivalents at end of period	473	$ 35,369	$ 473

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	456	$ 100	$ 1,589
Income taxes paid	$ -	$ -	$ -

Supplemental schedule of non-cash investing and financing activities:
Non-cash transactions:
Shares issued for services	$ 450,500	$ -	$ 654,692

		See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

1.

Basis of Presentation:

The financial statements at December 31, 2006, and for the three-month periods ended December 31, 2006 and 2005, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s plan of operation and also the results of operations, contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ending September 30, 2006. The results of operations for the three-month period ended December 31, 2006, is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

The accompanying financial statements include the accounts of the Company which has no subsidiaries at December 31, 2006. The accompanying financial statements are expressed in U.S. dollars.

2.

Going Concern:

The Company is in the business of the ownership and exploration of oil and gas properties and effective September 21, 2004, commenced an exploration stage period. The Company and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of $404,532 and $89,003 for the three-month periods ended December 31, 2006 and 2005, and $1,793,109 since the Company entered its exploration stage period and $13,692,895 since its inception in 1996. The Company has had limited revenue during those periods. There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its product development and marketing efforts and/or other unforeseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company anticipates the need to raise funds through equity financing. Such additional funds may not be available on terms acceptable to the Company.  These factors indicate that the Company may not be able to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

On April 25, 2005, the Company adopted the ‘2005 Stock Incentive Plan For Employees And Consultants’ (“Plan”) and on April 29, 2005 filed an S8 registration statement respecting such Plan. A maximum of 5,000,000 shares of common stock may be issued pursuant to the Plan to employees and consultants of the Company. The Company issued 650,000 shares pursuant to such Plan though September 30, 2005, and a further 466,856 during the fiscal year ended September 30, 2006. 530,656 common shares were issued pursuant to the Plan in the quarter ended December 31 2006, all at $0.75 per common share.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

4.

Common and Preferred Stock

On August 8, 2005, a majority of the Company’s common stock shareholders approved by written consent the issuance of an aggregate of 10,000,000 shares of common stock and 2,000,000 shares of Series A convertible preferred stock. The shareholders authorized the issuance of 5,000,000 common shares each to Dale M. Paulson, Director and then the President and CEO, and Gordon L. Wiltse, CFO, Secretary and Director. As of the date of this filing, a certificate of designation of rights and preferences for the Series A convertible preferred stock has not been filed with the State of Delaware. After the certificate of designation has been filed, the Company will issue 1,000,000 Series A convertible preferred shares to each of Messrs. Dale M. Paulson and Gordon L. Wiltse, which share issues were also approved by a majority of the shareholders on August 8, 2005. Each Series A convertible preferred share is convertible into five common shares of the Company.

5.

Contingent Liability and Commitment:

As of December 31, 2006, the guarantee of the Company and of the president and chief executive officer of Pure Energy Visions Corporation in regards to an unused factoring agreement, remains in effect.

On August 31, 2005, the Company executed a settlement agreement with Pure Energy Visions Corporation (“PEVC”) to resolve outstanding issues related to the spin-off of PEVC. Under the terms of the settlement agreement PEVC agreed to assume debt and contingent liabilities that were associated with the historical battery and fuel cell business. PEVC agreed to assume approximately $450,000 of debt owed to third parties, and agreed to be responsible for unresolved litigation that existed at September 30, 2004. Approximately $357,000 of this debt has since been satisfied by the issuance of PEVC common shares. However, management cannot guarantee that PEVC will be able to satisfy the balance of the obligations and we may remain liable for them.

In this report references to “Lions,” “we,” “us,” and “our” refer to Lions Petroleum Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

Lions Petroleum Inc. is considered an exploration stage company and during the next twelve months management intends to devote substantially all of its efforts to establishing a new business in the field of oil and gas through activities such as financial planning, raising capital and resource development.  However, our auditors have expressed doubt that we can continue as a going concern without additional funding and we are subject to all risks inherent in an emerging business enterprise.

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

We previously announced that we had acquired a 17.5% working interest in two gas wells, Bennett #1 and Bennett #2, located in the Bennett Prospect in Lavaca County, Texas.  The two wells were drilled in September 2006 and we have reported our first revenues from these sources in the three month period ended December 31, 2006 (“2007 first quarter”).

Liquidity and Capital Resources

We recorded revenue of $8,889 in the 2007 first quarter from the Bennett Prospect; however we had not recorded revenue in any prior period since we commenced our exploration stage in September 2004.  During the past two fiscal years we have financed our operations primarily through sales of our common stock.  For the 2007 first quarter we had net proceeds of $120,796 from sales of our common stock and we issued an aggregate of 580,666 shares of common stock for services valued at $450,500 provided by independent contractors and other professionals.   For the three month period ended December 31, 2005 (“2006 first quarter”) we relied on proceeds of $64,500 from share subscriptions.  We anticipate that we will continue to rely on sales of our common stock for funding and that we will pay for services with our common stock until we have adequate cash on hand.

Another potential source of funding may be from warrants that we have issued in private offerings.  We conducted private offerings during the 2005 and 2006 calendar years and realized gross proceeds of $827,357 from these offerings.  In these offerings we sold units comprised of common stock and warrants and piggy back warrants to purchase additional shares of common stock.  At December 31, 2006 we had an aggregate of 2,128,470 outstanding warrants from these offerings with exercise prices ranging from $1.00 to $2.00.  If all of the warrants sold in the offerings are exercised per their terms, we may realize aggregate proceeds of approximately $2,984,687.  We also have an additional 125,334 warrants outstanding with an exercise price of $1.25, that could provide an additional $156,668 in funds.  However, the warrant holders have complete discretion as to when, or if, the warrants are exercised and we cannot guarantee that the warrant holders will exercise any of the warrants.

We currently do not have revenues or funding to acquire oil and gas properties under letters of intent, discussed below, that we anticipate will require approximately $4.15 million to purchase.  To satisfy our cash requirements we have entered into a financial advisory agreement, discussed below, and we anticipate that we will continue to raise funds during the next twelve months through private placements of our common stock.  We expect to sell our shares under exemptions from the registration requirements provided by Canadian, United States and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock.

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

Financial Advisory Agreement

To facilitate our fund raising we entered into an Financial Advisory Agreement, dated February 5, 2007, with Bridgestream Partners, LLC, with offices in San Diego, California (“Bridgestream”).   We retained Bridgestream to advise and assist the company in the pursuit of financing to be in the form of equity, subordinated debt, convertible debt, and/or senior debt.  Bridgestream also agreed to advise and assist in identifying suitable targets for strategic alliances, co-marketing programs and potential acquisitions; advising management of the appropriate financing structure(s) with which to successfully complete alliances, partnerships, investor relationships or acquisitions.  Bridgestream will advise and assist Lions in the raising of an initial round of financing of $25,000,000 and a secondary financing of $6,000,000

Lions agreed to pay a non-refundable initial retainer of $8,500 for an initial thirty to sixty day phase of the agreement.  Upon completion of the first financing Lions agreed to pay Bridgestream a placement fee of 8% for the amount of equity or equity equivalent in any private placement.  Lions agreed to pay a placement fee of 7.5% for subordinated debt or mezzanine funding, or a placement fee of 4% for senior debt financing.  The agreement also provides that for any monies raised by Bridgestream, Lions will pay an additional fee in the form of warrants to purchase common stock at closing of a financing equal to non-cancelable options on common shares of 10% of the equity or equity equivalent that is issued to an investor.  In addition, Bridgestream agreed to accept shares of Lions stock in lieu of a $500,000 cash fee.  The amount of shares will be determined at a later date and the shares will be allocated prior to funding but not issued until closing of the financing(s).  Any common shares issued under the agreement will have piggyback registration rights, reset provisions, a cashless exercise clause and shall have anti-dilution provisions.

In the event Bridgestream introduces an entity for Lions to acquire or introduces an entity that will acquire Lions, then Bridgestream will be entitled to a success fee ranging from 2% to 5% of the total consideration exchanged upon completion of the transfer of control.  Lions also agreed to pay Bridgestream all reasonable out-of-pocket expenses incurred in the performances of its duties and obligations under the agreement.

Lions agreed to indemnify Bridgestream from any losses, claims, damages and liabilities (i) caused by or arising out of an untrue statement or an alleged untrue statement of a material fact or the omission or alleged omission to state a material fact necessary in order to make a statement not misleading in light of the circumstances under which it was made, (ii) caused by or arising out of any act of failure to act, or (iii) arising out of Bridgestream’s engagement provided, however, that Lions will not be liable for any damages resulting from the gross negligence, bad faith or willful misconduct of Bridgestream.

Either party may terminate the agreement on the earlier of the date Lions has raised sufficient capital from other sources so that it no longer requires Bridgestream’s services; eighteen months from the date of execution of the agreement; or ninety (90) days from the date that either party receives written notice from the other party of the  intention to terminate the agreement.

Letters of Intent

In September 2006 we entered into letters of intent to purchase oil and gas leases, but these letters of intent have not resulted in a definitive purchase agreement as of the date of this filing and we are currently in ongoing negotiations for them.  One letter of intent is related to the purchase of approximately 39,000 acres of gas leases, 45 coal bed methane wells in various stages of production or completion and 20 miles of six inch pipeline in southeast Kansas. The total purchase price is anticipated to be approximately $3,250,000.  Another letter of intent includes approximately 1,336 acres of oil and gas leases, with 14 coal bed methane wells in various stages of production and completion.  The anticipated purchase price for these leases is $250,000.  In September 2006 we paid $125,000 under these letters of intent and anticipate closing dates in late February or March 2007.

In September 2006 we entered into a letter of intent to purchase five year oil and gas leases on approximately 14,184 acres and three year leases on approximately 11,462 acres located in Northeast Missouri.  The anticipated purchase price is approximately $650,000.  We have paid $51,500 respecting this proposed acquisition and anticipate a closing date in late February or March 2007.

Commitments and Contingencies

On August 31, 2005, we executed a settlement agreement with Pure Energy Visions Corporation (“PEVC”) to resolve outstanding issues related to the spin-off of PEVC.  Under the terms of the settlement agreement PEVC agreed to assume debt and contingent liabilities that were associated with the historical battery and fuel cell business. PEVC agreed to assume approximately $450,000 of debt owed to third parties, and agreed to be responsible for unresolved litigation that existed at September 30, 2004.  Approximately $357,000 of this debt has since been satisfied by the issuance of PEVC common shares.  However, management cannot guarantee that PEVC will be able to satisfy the balance of the obligations and we may remain liable for them.

Results of Operations

We recorded a net loss of $404,532 for the 2007 first quarter compared to a net loss of $89,003 for the 2006 first quarter.   Expenses for the 2007 first quarter were $413,421 compared to $89,003 for the 2006 first quarter.  Expenses increased in the 2007 first quarter primarily due to a grant under our stock incentive plan of 300,000 shares, valued at $225,000, to our management for consulting services provided to us.  Also, our expenses increased in the 2007 first quarter due to interest and financing costs of $145,482 related to our fund raising efforts .  We anticipate that expenses will exceed revenue for the next twelve months as we acquire and develop oil and gas leases.

Off-balance Sheet Arrangements

None.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure.  Our Chief Financial Officer, who also acts in the capacity of principal executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were not effective with respect to timely gathering of information and processing of information to allow timely filing of our reports.  Management is taking steps to implement appropriate corrective action including, but not limited to, accelerating the time tables related to the gathering and processing of financial and non-financial information required for our reports.

Also, our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the first quarter of the 2007 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.

Description

31.1

Principal Executive Officer Certification

31.2

Chief Financial Officer Certification

32.1

Section 1350 Certification

Part II Exhibits

No.

Description

3.1

Certificate of Incorporation of Lions Petroleum, as revised (Incorporated by reference to exhibit 3.1 of Form 10-KSB filed January 17, 2007)

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

10.2

Consulting Agreement between Lions Petroleum and Duane D. Fadness, dated October 25, 2005 (Incorporated by reference to exhibit 10.3 of Form 10-QSB filed February 15, 2006)

10.3

Settlement Agreement between Lions Petroleum and Pure Energy Visions Corporation, dated August 31, 2005 (Incorporated by reference to exhibit 10.4 of Form 10-KSB filed January 13, 2006)

10.4

Form of Saskatchewan Petroleum and Natural Gas Lease and Transfer Agreement, dated June 13, 2006 (Incorporated by reference to exhibit 10.5 to Form 10-QSB, filed August 15, 2006)

10.5

Financial Advisory Agreement between Lions Petroleum and Bridgestream Partners, LLC, dated February 5, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS PETROLEUM INC.

Date: February 19, 2007

By: /s/ Gordon L. Wiltse

Gordon L. Wiltse

Vice-President, Chief Financial Officer, Secretary

and Director