Form 10QSB
period 2007-03-31
LIONS PETROLEUM, INC
filed 2007-05-18
CIK 1048407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes [  ]   No  [X]

As of April 26, 2007, Lions Petroleum Inc. had 14,315,977 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

12

Item 3.  Controls and Procedures

15

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 6.  Exhibits

16

Signatures

17

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended March 31, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended March 31, 2007 are not necessarily indicative of results to be expected for any subsequent period.

LIONS PETROLEUM, INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

ASSETS
	March 31,	September 30,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash and equivalents	$ -	$ 23,585
Accounts receivable	5,719	-
Prepaid expenses and other current assets	190,713	-
Deposits on proposed oil and gas acquisitions	176,500	175,000

Total Current Assets	372,932	198,585

PROPERTY AND EQUIPMENT, net	2,818	3,628

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING

Properties not subject to amortization	166,367	188,946
Properties being amortized	30,531	30,531
Accumulated amortization	(3,526)	(1,920)

Net Oil and Gas Properties	193,372	217,557

OTHER ASSETS

Deposits and other assets	9,814	-

Total Other Assets	9,814	-

TOTAL ASSETS	$ 578,936	$ 419,770

See accompanying selected information and accountants report

LIONS PETROLEUM, INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	September 30,
	2007	2006
	(Unaudited)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 112,499	$ 309,650
Bank overdraft	1,003	-
Stock deposits	8,437	-
Short-term advances from related parties	10,493	27,969

Total Current Liabilities	132,432	337,619

Total Liabilities	132,432	337,619

STOCKHOLDERS' EQUITY

Preferred stock, 5,000,000 shares authorized of $0.0001
par value, no shares issued	-	-
Common stock, 50,000,000 shares authorized of $0.0001
par value, 14,304,977 and 12,912,250 shares issued
and outstanding, respectively	1,430	1,291
Additional paid-in capital	14,843,172	13,811,054
Share subscriptions received	-	30,000
Prepaid consulting fees	(75,823)	-
Accumulated other comprehensive loss	(471,831)	(471,831)
Deficit accumulated during the exploration stage	(1,950,658)	(1,388,577)
Retained deficit	(11,899,786)	(11,899,786)

Total Stockholders' Equity	446,504	82,151

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 578,936	$ 419,770

See accompanying selected information and accountants report.

LIONS PETROLEUM, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited and Expressed in US Dollars)

					Cumulative, from
	For the		For the		Sept. 21, 2004
	Three Months Ended		Six Months Ended		(new business start)
	March 31,		March 31,		to March 31,
	2007	2006	2007	2006	2007

OIL AND GAS REVENUES	$ 12,763	$ -	$ 21,652	$ -	$ 21,652

EXPENSES

Oil and gas expenditures	-	3,649	4,326	13,212	57,612
Professional fees and investor relations	112,608	67,371	352,316	123,898	1,322,658
General and administrative	56,752	31,551	80,252	54,131	258,356
Interest and financing costs	547	413	146,029	513	331,254
Depreciation and amortization	405	480	810	713	2,430

Total Expenses	170,312	103,464	583,733	192,467	1,972,310

NET OPERATING LOSS BEFORE TAXES	(157,549)	(103,464)	(562,081)	(192,467)	(1,950,658)

INCOME TAXES	-	-	-	-	-

NET LOSS	$ (157,549)	$ (103,464)	$ (562,081)	$ (192,467)	$ (1,950,658)

BASIC LOSS PER COMMON SHARE	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	13,961,077	10,989,442	13,677,295	10,896,638

See accompanying selected information and accountants report

LIONS PETROLEUM, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited and Expressed in US Dollars)
			Cumulative, from
			Sept. 21, 2004
	For the Six Months Ended		(new business start)
	March 31,		to March 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (562,081)	$ (192,467)	$ (1,950,658)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation, depletion and amortization	810	713	2,430
Professional fees of related parties	-	(21,596)	27,877
Common stock issued for services	500,450	32,500	704,642
Non-cash compensatory charge on warrants and options	32,689	-	423,702
Write-off of oil and gas leases	1,606	13,212	22,383
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(5,719)	-	(5,719)
(Increase) in deposits on oil and gas properties	(1,500)	-	(1,500)
(Increase) decrease in prepaids and deposits	(200,527)	2	(200,484)
Decrease in accounts payable and accrued expenses	(122,152)	(14,010)	153,239

Net Cash Used in Operating Activities	(356,424)	(181,646)	(824,088)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(4,278)	(5,248)
Purchase of oil and gas assets	-	-	(375,727)
Sale of oil and gas assets	22,579	-	22,579

Net Cash Provided by (Used in) Investing Activities	22,579	(4,278)	(358,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	10,400	12,266	22,666
Repayments on related party advances	(27,876)	-	(25,275)
Bank overdraft	1,003	-	1,003
Stock deposits received	8,437	-	8,437
Proceeds from share subscriptions	(30,000)	(59,600)	-
Proceeds from issuance of common stock	348,296	324,100	1,175,653

Net Cash Provided by Financing Activities	310,260	276,766	1,182,484

NET INCREASE (DECREASE) IN CASH	(23,585)	90,842	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,585	36,457	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ 127,299	$ -

See accompanying selected information and accountants report.

LIONS PETROLEUM, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited and Expressed in US Dollars)
Cumulative, from
Sept. 21, 2004
	For the Six Months Ended		(new business start)
	March 31,		to March 31,
	2007	2006	2007

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ 1,003	$ 513	$ 2,136
Income taxes	$ -	$ -	$ -

NON-CASH FINANCING ACTIVITIES

Shares issued for services	$ 500,450	$ 32,500	$ 704,642

LIONS PETROLEUM, INC.

Notes to the Financial Statements (Unaudited)

March 31, 2007

NOTE 1 - BASIS OF PRESENTATION

The interim financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2006, from which the balance sheet information as of that date is derived.  These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the six months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements include the accounts of the Company which has no subsidiaries at March 31, 2007.  The accompanying financial statements are also expressed in U.S. dollars.  Certain minor reclassifications in prior period amounts have been made to conform with the current period presentation.

NOTE 2 – LOSS PER SHARE

Following is information relative to the computation of basic loss per share for the three months and six months ended March 31, 2007 and 2006:

Basic and Fully Diluted Loss Per Share
	For the Three Months Ended March 31,
	2007	2006
Net loss	$ (157,549)	$ (103,464)
Weighted average shares	13,961,077	10,989,442
Basic loss per share	$ (0.01)	$ (0.01)

	For the Six Months Ended March 31,
	2007	2006
Net loss	$ (562,081)	$ (192,467)
Weighted average shares	13,677,295	10,896,638
Basic loss per share	$ (0.04)	$ (0.02)

LIONS PETROLEUM, INC.

Notes to the Financial Statements (Unaudited) (Continued)

March 31, 2007

NOTE 3 – GOING CONCERN

The Company is in the business of the ownership and exploration of oil and gas properties and effective September 21, 2004, commenced an exploration stage period. The Company and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of $562,081 and $192,467 for the six-month periods ended March 31, 2007 and 2006, and $1,950,658 since the Company entered its exploration stage period and $13,850,444 since its inception in 1996. The Company has had limited revenue during those periods. There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its product development and marketing efforts and/or other unforeseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company anticipates the need to raise funds through equity financing. Such additional funds may not be available on terms acceptable to the Company.  These factors indicate that the Company may not be able to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

NOTE 4 – STOCK OPTIONS AND STOCK INCENTIVE PLAN

The Company has a 2001 stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers. By resolution of the Board of Directors, all stock options that were outstanding as at close of business on September 30, 2004, were canceled. No new stock options were issued subsequently.

On April 25, 2005, the Company adopted the ‘2005 Stock Incentive Plan For Employees And Consultants’ (“Plan”) and on April 29, 2005 filed an S8 registration statement respecting such Plan. A maximum of 5,000,000 shares of common stock may be issued pursuant to the Plan to employees and consultants of the Company. The Company issued 650,000 shares pursuant to such Plan though September 30, 2005, and a further 466,856 during the fiscal year ended September 30, 2006.  1,081,656 common shares were issued pursuant to the Plan in the two quarters ended March 31, 2007, 530,656 at $0.75 per common share, 11,000 at $0.60 per common share, 85,000 at $0.51 per common share, and 455,000 at $0.50 per common share.

NOTE 5 – COMMON AND PREFERRED STOCK

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

LIONS PETROLEUM, INC.

Notes to the Financial Statements (Unaudited) (Continued)

March 31, 2007

NOTE 6 – CONTINGENT LIABILITY AND COMMITMENT

As of March 31, 2007, the guarantee of the Company and of the president and chief executive officer of Pure Energy Visions Corporation in regards to an unused factoring agreement, remains in effect.

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

NOTE 7 – STOCK DEPOSITS

As of March 31, 2007, the Company has received deposits of $8,437 towards the purchase of common shares in connection with the exercise of outstanding warrants.  The shares pursuant to this deposit are expected to be issued before the end of the Company’s third quarter.

NOTE 8 – STOCK ISSUANCES

During the three months ended March 31, 2007, the Company issued the following shares of common stock:

-

96,000 shares for services rendered at prices ranging from $0.51 to $0.60 per share

-

455,000 shares through the exercise of options at $0.50 per share, for proceeds of $227,500.

NOTE 9 – SIGNIFICANT EVENTS

Effective January 31, 2007, the Company entered into an agreement with a consulting firm for the duration of one year.  Per the terms of the agreement, the Company was to pay $100,000 for consulting services related to international finance and trade matters along with assisting in general business affairs associated with those services.  The $100,000 was paid during the quarter ended March 31, 2007, and the corresponding expense is being amortized over the term of the agreement, or twelve months.

Effective January 31, 2007, the Company entered into a separate consulting agreement for the duration of one year.  Per the terms of the agreement, the Company was to pay a fee of $127,500 for services related to investor relations, financing and further fees related to stock performance after the effective date of the agreement.  The $127,500 was paid during the quarter ended March 31, 2007, and the corresponding expense is being amortized over the term of the agreement, or twelve months.

LIONS PETROLEUM, INC.

Notes to the Financial Statements (Unaudited) (Continued)

March 31, 2007

NOTE 9 – SIGNIFICANT EVENTS (Continued)

Effective January 31, 2007, the Company entered into a consulting agreement for the duration of one year whereby the consultants are to provide services with respect to international trade and business matters.  In consideration for the services, the consultants received a total of 346,000 common stock options, exercisable at $0.50 per share.  These options were valued at a total of $90,985, which expense will be amortized over the term of the agreements, or twelve months.  One of the consultants included in the agreement is also to receive additional options as follows:

-  125,000 options, exercisable at $0.50 per share, after two months from the effective date of the agreement, is the average trading volume in the prior months was at least 50,000 shares per day and the average closing price was at least $1.20 per share,

-  125,000 options, exercisable at $0.50 per share, after four months from the effective date of the agreement, is the average trading volume in the prior months was at least 50,000 shares per day and the average closing price was at least $1.80 per share,

-  125,000 options, exercisable at $0.50 per share, after six months from the effective date of the agreement, is the average trading volume in the prior months was at least 50,000 shares per day and the average closing price was at least $2.20 per share,

The Company uses the Black-Scholes model to value stock options.  The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions, including volatility of the Company’s stock price, the weighted average risk-free rate, and the weighted average expected life of the options.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  The Company estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

	For the six month	For the six month
	Period ended	Period ended
	March 31, 2007	March 31, 2006
Risk free interest rate	2.89%	N/A
Expected life	3 years	N/A
Expected volatility	52.321%	N/A
Dividend yield	0.00%	N/A

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

Lions Petroleum Inc. is considered an exploration stage company and during the next twelve months management intends to devote substantially all of its efforts to establishing a new business in the field of oil and gas through activities such as financial planning, raising capital and resource development.  However, our auditors have expressed doubt that we can continue as a going concern without additional funding and we are subject to all risks inherent in an emerging business enterprise.  Management intends to raise funds through equity financings for our operations, but additional funds may not be available on terms acceptable to us.

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

We previously announced that we had acquired a 17.5% working interest in two gas wells, Bennett #1 and Bennett #2, located in the Bennett Prospect in Lavaca County, Texas.  The two wells were drilled in September 2006 and we reported our first revenues from these sources in the first quarter of 2007.

In September 2006 we announced that we had entered into several letters of intent to purchase oil and gas leases, but these letters of intent did not result in a definitive purchase agreement and as of the date of this filing they have expired according to their terms.

Liquidity and Capital Resources

We recorded revenue of $21,652 for the six month period ended March 31, 2007 (the “2007 six month period”) from the Bennett Prospect; however, since we commenced our exploration stage in September 2004 we had not recorded revenue in any period prior to the first quarter of 2007.  During the past two fiscal years we have financed our operations primarily through sales of our common stock and advances from related parties.  During the 2007 six month period we relied on related party advances of $10,400, proceeds of $348,296 from sales of our common stock and stock deposits of $8,437 to fund our operations.  For the six month period ended March 31, 2006 (the “2006 six month period”) we relied on related party advances of $12,266 and proceeds of $324,100 from the sale of our common stock for funding.

To avoid depleting our limited cash, during the 2007 six month period we issued an aggregate of 96,000 shares at prices ranging from $0.51 to $0.60 for a variety of services.  We also granted options to purchase 346,000 shares of common stock at an exercise price of $0.50 in consideration for international trade and business consulting services.  These agreements are discussed below, see “Material Agreements”.  We have no employees and we do not expect to hire any new employees in the short term; however, we anticipate that we will require services from independent contractors and other professionals in the future and we will likely rely on common stock to pay for these services until we have adequate cash on hand.

Another potential source of funding may come from warrants that we have issued in private offerings.  We conducted private offerings during the 2005 and 2006 fiscal years and realized gross proceeds of $827,357 from these offerings.  In these offerings we sold units comprised of common stock and warrants and piggy back warrants to purchase additional shares of common stock.  At March 31, 2007 we had an aggregate of 2,128,470 outstanding warrants from these offerings with exercise prices ranging from $1.00 to $2.00.  If all of the warrants sold in the offerings are exercised per their terms, we may realize aggregate proceeds of approximately $2,984,687.  In addition, we have l 125,334 warrants outstanding with an exercise price of $1.25 and the exercise of these warrants could provide an additional $156,668 in funds.  However, the warrant holders have complete discretion as to when, or if, the warrants are exercised and we cannot guarantee that the warrant holders will exercise any of the warrants.

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

We intend to sell our shares under exemptions from the registration requirements provided by Canadian, United States and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock.

Commitments and Contingencies

On August 31, 2005, we executed a settlement agreement with Pure Energy Visions Corporation (“PEVC”) to resolve outstanding issues related to the spin-off of PEVC.  Under the terms of the settlement agreement PEVC agreed to assume debt and contingent liabilities that were associated with the historical battery and fuel cell business. PEVC agreed to assume approximately $450,000 of debt owed to third parties, and agreed to be responsible for unresolved litigation that existed at September 30, 2004.  Approximately $357,000 of this debt has since been satisfied by the issuance of PEVC common shares.  However, management cannot guarantee that PEVC will be able to satisfy the $93,000 balance of the obligations and we may remain liable for them.  On May 9, 2007, we issued 25,000 shares of common stock to PEVC under the terms of the settlement agreement.

Material Agreements

On January 31, 2007, we entered into a consulting agreement with Providence Securities Ltd.  The obligations for this consulting agreement were assumed by Meadow Vista Financial Corp. (“Meadow Vista”) on January 31, 2007.   Under the agreement, Meadow Vista agreed to provide consulting services related to international financing and trade matters.  Meadow Vista will introduce Lions to oil and gas companies who may assist in financing efforts and business affairs.   We agreed to pay Meadow Vista $100,000 for its services for a term of one year and we issued 200,000 shares of common stock valued at $0.50 per share to Meadow Vista in lieu of cash.  This agreement may be terminated by a written notice from either party.

On January 31, 2007, we entered into a consulting agreement with Downshire Capital Inc. (“Downshire”) for investor relations services.  Downshire agreed to provide consulting services related to investor relations programs, improving corporate communications, and introducing Lions to brokerage firms, securities dealers and other person to assist us in financing efforts and business affairs.   Under the agreement we paid Downshire $127,500 upon execution of the agreement and agreed to pay Downshire additional payments over specific periods of time based upon our average trading volume and average closing price.  The term of the agreement commences on January 31, 2007 and expires on January 31, 2008.  The agreement may be terminated by written notice from either party.

On January 31, 2007, we entered into a business consulting agreement with three individuals, Li Yen Huang, Jia Qu and Ming Song.  The consultants agreed to provide for the term of one year consultation related to business and trade matters, to introduce management to oil and gas companies in China and to assist the company in with our business financial efforts and business affairs.  In consideration for the services, the consultants received a total of stock options to purchase 346,000 common shares, exercisable at $0.50 per share.  These options were valued at a total of $90,985 and this expense will be amortized over the term of the twelve month period.  Of the options to purchase 346,000 common shares, 255,000 options were exercised on January 31, 2007 for proceeds of $227,500.  The agreement provides that Li Yen Huang may receive additional options to purchase up to 375,000 shares based upon conditions outlined in the agreement.

To facilitate our fund raising we entered into an Financial Advisory Agreement, dated February 5, 2007, with Bridgestream Partners, LLC, with offices in San Diego, California (“Bridgestream”).  We retained Bridgestream to advise and assist the company in the pursuit of financing to be in the form of equity, subordinated debt, convertible debt, and/or senior debt.  Bridgestream also agreed to advise and assist in identifying suitable targets for strategic alliances, co-marketing programs and potential acquisitions; advising management of the appropriate financing structure(s) with which to successfully complete alliances, partnerships, investor relationships or acquisitions.  Bridgestream will advise and assist Lions in the raising of an initial round of financing of $25,000,000 and a secondary financing of $6,000,000

Lions agreed to pay a non-refundable initial retainer of $8,500 for an initial thirty to sixty-day phase of the agreement.  Upon completion of the first financing Lions agreed to pay Bridgestream a placement fee of 8% for the amount of equity or equity equivalent in any private placement.  Lions agreed to pay a placement fee of 7.5% for subordinated debt or mezzanine funding, or a placement fee of 4% for senior debt financing.  The agreement also provides that for any monies raised by Bridgestream, Lions will pay an additional fee in the form of warrants to purchase common stock at closing of a financing equal to non-cancelable options on common shares of 10% of the equity or equity equivalent that is issued to an investor.  In addition, Bridgestream agreed to accept shares of Lions stock in lieu of a $500,000 cash fee.  The amount of shares will be determined at a later date and the shares will be allocated prior to funding but not issued until closing of the financing(s).  Any common shares issued under the agreement will have piggyback registration rights, reset provisions, a cashless exercise clause and shall have anti-dilution provisions.

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

Results of Operations

Our fiscal year end is September 30 and the following discussions are based on the financial statements of Lions Petroleum for the three and six month periods ended March 31, 2007 and 2006, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF OPERATING RESULTS
	Three month period ended March 31		Six month period ended March 31
	2007	2006	2007	2006
Oil and gas revenues	$ 12,763	$ –	$ 21,652	$ –
Total expenses	170,312	103,464	583,733	192,467
Net operating loss before taxes	(157,549)	(103,464)	(562,081)	(192,467)
Income taxes	–	–	–	–
Net loss	(157,549)	(103,464)	(562,081)	(192,467)
Net loss per share	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.02)

We recorded revenues from oil and gas operations in the 2007 periods, but did not record any revenues in the 2006 periods.

Our total expense increased significantly in the 2007 periods due to professional fees and investor relations expense, and interest and financing costs.  Professional fees and investor relations expense increased from $123,898 for the 2006 six month period to $352,316 for the 2007 six month period.  These expenses increased from $67,371 for the three month period ended March 31, 2006 to $112,608 for the three month period ended March 31, 2007.  The professional fees and investor relations expense increased primarily due to consulting agreements for investor relations, financing, business development, and international trade, which are described above, see “Material Agreements”.

Interest and financing costs increased from $513 for the 2006 six month period to $146,029 for the 2007 six month period primarily due to interest and financing costs of $145,482 related to our fund raising efforts that were recorded in the first quarter of 2007.

We anticipate that expenses will exceed revenue for the next twelve months as we continue to raise funds for the acquisition and development of oil and gas leases.

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

Also, our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the second fiscal quarter of the 2007 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2007, we issued 200,000 common shares to Meadow Vista Financial Corp.  In consideration for consulting services in the areas of international finance and trade valued at $100,000.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On January 31, 2007, we granted options to purchase 346,000 common shares, exercisable at $0.50 per share, to three consultants.  These options were valued at a total of $90,985 and were granted in consideration for international business consulting services.   We granted options to purchase 50,000 shares each to Jia Qu and Ming Song and granted options to purchase 246,000 shares to Li Yen Huang.  We also granted a right to Li Yen Huang to acquire additional options to purchase 375,000 shares under the agreement.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On May 9, 2007, we issued 25,000 shares of common stock to Pure Energy Visions Corporation under the terms of a settlement agreement between Lions and Pure Energy Visions Corporation.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

10.2

Consulting Agreement between Lions Petroleum and Duane D. Fadness, dated October 25, 2005 (Incorporated by reference to exhibit 10.3 of Form 10-QSB filed February 15, 2006)

10.3

Settlement Agreement between Lions Petroleum and Pure Energy Visions Corporation, dated August 31, 2005 (Incorporated by reference to exhibit 10.4 of Form 10-KSB filed January 13, 2006)

10.4

Form of Saskatchewan Petroleum and Natural Gas Lease and Transfer Agreement, dated June 13, 2006 (Incorporated by reference to exhibit 10.5 to Form 10-QSB, filed August 15, 2006)

10.5

Assumption of Consulting Agreement between Lions Petroleum and Meadow Vista Financial Corp., dated January 31, 2007

10.6

Consulting Agreement between Lions Petroleum and Downshire Capital, Inc., dated January 31, 2007

10.7

Consulting Agreement between Lions Petroleum and Huang, Qu and Song, dated January 31, 2007

10.8

Financial Advisory Agreement between Lions Petroleum and Bridgestream Partners, LLC, dated February 5, 2007 (Incorporated by reference to exhibit 10.5 to Form 10-QSB, filed January 17, 2007)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2007	LIONS PETROLEUM INC. By: /s/ Gordon L Wiltse Gordon L. Wiltse Vice-President, Chief Financial Officer, Secretary and Director