Form 10QSB
period 2007-06-30
LIONS PETROLEUM, INC
filed 2007-08-20
CIK 1048407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes [  ]   No  [X]

As of August 1, 2007, Lions Petroleum Inc. had 14,315,977 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

12

Item 3.  Controls and Procedures

15

PART II: OTHER INFORMATION

Item 6.  Exhibits

16

Signatures

17

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended June 30, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended June 30, 2007 are not necessarily indicative of results to be expected for any subsequent period.

LIONS PETROLEUM, INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

ASSETS
	June 30,	September 30,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$ 5,540	$ 23,585
Accounts receivable	2,815	-
Prepaid expenses and other current assets	138,340	-
Deposits on proposed oil and gas acquisitions	176,500	175,000

Total Current Assets	323,195	198,585

PROPERTY AND EQUIPMENT, net	2,413	3,628

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING

Properties not subject to amortization	166,367	188,946
Properties being amortized	30,531	30,531
Accumulated amortization	(6,365)	(1,920)

Net Oil and Gas Properties	190,533	217,557

OTHER ASSETS

Deposits and other assets	9,814	-

Total Other Assets	9,814	-

TOTAL ASSETS	$ 525,955	$ 419,770

The accompany notes are an integral part of thee consolidated financial statements.

LIONS PETROLEUM, INC.
(An Exploration Stage Company)
Balance Sheets (Continued)
(Expressed in US Dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY
	June 30,	September 30,
	2007	2006
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 86,531	$ 309,650
Accounts payable - related parties	66,049	27,969
Stock deposits	23,437	-

Total Current Liabilities	176,017	337,619

Total Liabilities	176,017	337,619

STOCKHOLDERS' EQUITY

Preferred stock, 5,000,000 shares authorized of $0.0001
par value, no shares issued	-	-
Common stock, 50,000,000 shares authorized of $0.0001
par value, 14,315,977 and 12,912,250 shares issued
and outstanding, respectively	1,431	1,291
Additional paid-in capital	14,845,811	13,811,054
Share subscriptions received	-	30,000
Prepaid consulting fees	(53,075)	-
Accumulated other comprehensive loss	(471,831)	(471,831)
Deficit accumulated during the exploration stage	(2,072,612)	(1,388,577)
Retained deficit	(11,899,786)	(11,899,786)

Total Stockholders' Equity	349,938	82,151

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 525,955	$ 419,770

The accompany notes are an integral part of thee consolidated financial statements.

LIONS PETROLEUM, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited and Expressed in US Dollars)

					Cumulative, from
	For the		For the		Sept. 21, 2004
	Three Months Ended		Nine Months Ended		(new business start
	June 30,		June 30,		to June 30,
	2007	2006	2007	2006	2007)

OIL AND GAS REVENUES	$ 7,966	$ -	$ 29,618	$ -	$ 29,618

EXPENSES

Oil and gas expenditures	-	814	4,326	14,026	57,612
Professional fees and investor relations	88,441	145,034	440,757	268,932	1,411,099
General and administrative	39,797	26,790	116,872	80,921	293,056
Interest and financing costs	9	92,279	146,038	92,792	331,263
Depreciation, depletion and amortization	1,673	453	5,660	1,166	9,200
Total Expenses	129,920	265,370	713,653	457,837	2,102,230

NET OPERATING LOSS BEFORE TAXES	(121,954)	(265,370)	(684,035)	(457,837)	(2,072,612)

INCOME TAXES	-	-	-	-	-

NET LOSS	$ (121,954)	$ (265,370)	$ (684,035)	$ (457,837)	$ (2,072,612)

BASIC LOSS PER COMMON SHARE	$ (0.01)	$ (0.02)	$ (0.05)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,312,351	11,925,761	13,888,980	11,239,679

The accompany notes are an integral part of thee consolidated financial statements.

LIONS PETROLEUM, INC.
(An Exploration Stage Compnay)
Statements of Cash Flows
(Unaudited and Expressed in US Dollars)
			Cumulative, from
			Sept. 21, 2004
	For the Nine Months Ended		(new business start)
	June 30,		to June 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (684,035)	$ (457,837)	$ (2,072,612)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	5,660	1,166	9,200
Professional fees of related parties	-	(7,532)	27,877
Common stock issued for services	503,089	111,364	707,281
Non-cash compensatory charge on warrants and options	55,437	92,177	446,450
Write-off of oil and gas lease	-	-	18,857
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,815)	-	(2,815)
(Increase) in deposits on oil and gas properties	(1,500)	-	(1,500)
(Increase) decrease in prepaids and deposits	(148,154)	165	(148,111)
(Decrease) increase in accounts payable
and accounts payable - related parties	(82,071)	105,395	193,320

Net Cash Used in Operating Activities	(354,389)	(155,102)	(822,053)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	-	(5,248)	(5,248)
Purchase of oil and gas assets	-	(11,782)	(375,727)
Sale of oil and gas assets	22,579	-	22,579

Net Cash Provided by (Used in) Investing Activities	22,579	(17,030)	(358,396)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party advances	10,400	-	22,666
Repayments on related party advances	(38,369)	(98,406)	(35,767)
Stock deposits received	23,437	-	23,437
Proceeds from share subscriptions	(30,000)	(206,450)	-
Proceeds from issuance of common stock	348,297	474,100	1,175,653

Net Cash Provided by Financing Activities	313,765	169,244	1,185,989

NET INCREASE (DECREASE) IN CASH	(18,045)	(2,888)	5,540

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,585	36,457	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 5,540	$ 33,569	$ 5,540

The accompany notes are an integral part of thee consolidated financial statements.

LIONS PETROLEUM, INC.
(An Exploration Stage Compnay)
Statements of Cash Flows
(Unaudited and Expressed in US Dollars)
Cumulative, from
Sept. 21, 2004
	For the Nine Months Ended		(new business start)
	September 30,		to June 30,
	2006	2005	2007

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ 1,012	$ 615	$ 3,148
Income taxes	$ -	$ -	$ -

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$ 503,089	$ 111,364	$ 707,281

The accompany notes are an integral part of thee consolidated financial statements.

LIONS PETROLEUM, INC.

Notes to the Financial Statements

June 30, 2007

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

The results of operations for the nine months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements include the accounts of the Company which has no subsidiaries at June 30, 2007.  The accompanying financial statements are also expressed in U.S. dollars.  Certain minor reclassifications in prior period amounts have been made to conform with the current period presentation.

NOTE 2 – LOSS PER SHARE

Following is information relative to the computation of basic loss per share for the three months and six months ended June 30, 2007 and 2006:

Basic and Fully Diluted Loss Per Share
	For the Three Months Ended June 30,
	2007	2006
Net loss	$ (121,954)	$ (265,370)
Weighted average shares	14,312,351	11,925,761
Basic loss per share	$ (0.01)	$ (0.02)

	For the Nine Months Ended June 30,
	2007	2006
Net loss	$ (684,035)	$ (457,837)
Weighted average shares	13,888,980	11,239,679
Basic loss per share	$ (0.05)	$ (0.04)

LIONS PETROLEUM, INC.

Notes to the Financial Statements

June 30, 2007

NOTE 3 – GOING CONCERN

The Company is in the business of the ownership and exploration of oil and gas properties and effective September 21, 2004, commenced an exploration stage period. The Company and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of $684,035 and $457,837 for the nine-month periods ended June 30, 2007 and 2006, and $2,072,612 since the Company entered its exploration stage period and $13,972,398 since its inception in 1996. The Company has had limited revenue during those periods. There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its product development and marketing efforts and/or other unforeseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company anticipates the need to raise funds through equity financing. Such additional funds may not be available on terms acceptable to the Company.  These factors indicate that the Company may not be able to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

On April 25, 2005, the Company adopted the “2005 Stock Incentive Plan For Employees And Consultants” (“Plan”) and on April 29, 2005 filed an S8 registration statement respecting such Plan. A maximum of 5,000,000 shares of common stock may be issued pursuant to the Plan to employees and consultants of the Company. The Company issued 650,000 shares pursuant to such Plan though September 30, 2005, and a further 466,856 during the fiscal year ended September 30, 2006.  1,081,656 common shares were issued pursuant to the Plan in the three quarters ended June 30, 2007, 530,656 at $0.75 per common share, 11,000 at $0.60 per common share, 85,000 at $0.51 per common share, and 455,000 at $0.50 per common share.

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

LIONS PETROLEUM, INC.

Notes to the Financial Statements

June 30, 2007

NOTE 6 – CONTINGENT LIABILITY AND COMMITMENT

As of June 30, 2007, the guarantee of the Company and of the president and chief executive officer of Pure Energy Visions Corporation in regards to an unused factoring agreement, remains in effect.

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

NOTE 7 – STOCK DEPOSITS

As of June 30, 2007, the Company has received deposits of $23,437 towards the purchase of common shares in connection with the exercise of outstanding warrants.  The shares pursuant to this deposit are expected to be issued before the end of the Company’s fourth quarter.

NOTE 8 – STOCK ISSUANCES

During the three months ended June 30, 2007, the Company issued 11,000 shares of common stock for consulting services rendered at $0.24 per share, or $2,639.

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

Effective January 31, 2007, the Company entered into a consulting agreement for the duration of one year whereby the consultants are to provide services with respect to international trade and business matters.  In consideration for the services, the consultants received a total of 346,000 common stock options, exercisable at $0.50 per share.  These options were valued at a total of $90,985, which expense will be amortized over the term of the agreements, or twelve months.  One of the consultants included in the agreement is also to receive additional options as follows:

-  125,000 options, exercisable at $0.50 per share, after two months from the effective date of the agreement, is the average trading volume in the prior months was at least 50,000 shares per day and the average closing price was at least $1.20 per share,

-  125,000 options, exercisable at $0.50 per share, after four months from the effective date of the agreement, is the average trading volume in the prior months was at least 50,000 shares per day and the average closing price was at least $1.80 per share,

LIONS PETROLEUM, INC.

Notes to the Financial Statements

June 30, 2007

NOTE 9 – SIGNIFICANT EVENTS (Continued)

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

	For the nine month	For the nine month
	Period ended	Period ended
	June 30, 2007	June 30, 2006
Risk free interest rate	4.93%	N/A
Expected life	3 years	N/A
Expected volatility	52.231%	N/A
Dividend Yield	0.00%	N/A

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

Liquidity and Capital Resources

We recorded revenue of $29,618 for the nine month period ended June 30, 2007 (the “2007 nine month period”) from the Bennett Prospect; however, since we commenced our exploration stage in September 2004 we had not recorded revenue in any period prior to the first quarter of 2007.  During the past two fiscal years we have financed our operations primarily through sales of our common stock and advances from related parties.  During the 2007 nine month period we relied on related party advances of $10,400, proceeds of $348,296 from sales of our common stock and cash deposits of $23,437 towards the purchase of common stock to fund our operations.  For the nine month period ended June 30, 2006 (the “2006 nine month period”) we relied on proceeds of $474,100 from the sale of our common stock for funding.

To avoid depleting our limited cash, during the 2007 nine month period we issued an aggregate of 107,000 shares at prices ranging from $0.24 to $0.60 for a variety of services.  We also granted options to purchase 346,000 shares of common stock at an exercise price of $0.50 in consideration for international trade and business consulting services.  These agreements are discussed below, see “Material Agreements”.  We have no employees and we do not expect to hire any new employees in the short term; however, we anticipate that we will require services from independent contractors and other professionals in the future and we will likely rely on common stock to pay for these services until we have adequate cash on hand.

Another potential source of funding may come from warrants that we have issued in private offerings.  We conducted private offerings during the 2005 and 2006 fiscal years and realized gross proceeds of $827,357 from these offerings.  In these offerings we sold units comprised of common stock and warrants and piggy back warrants to purchase additional shares of common stock.  At June 30, 2007 we had an aggregate of 2,128,470 outstanding warrants from these offerings with exercise prices ranging from $1.00 to $2.00.  If all of the warrants sold in the offerings are exercised per their terms, we may realize aggregate proceeds of approximately $2,984,687.  In addition, we have 125,334 warrants outstanding with an exercise price of $1.25 and the exercise of these warrants could provide an additional $156,668 in funds.  However, the warrant holders have complete discretion as to when, or if, the warrants are exercised and we cannot guarantee that the warrant holders will exercise any of the warrants.

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

Results of Operations

Our fiscal year end is September 30 and the following discussions are based on the financial statements of Lions Petroleum for the three and nine month periods ended June 30, 2007 and 2006, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF OPERATING RESULTS
	Three month period ended June 30,		Nine month period ended June 30,
	2007	2006	2007	2006
Oil and gas revenues	$ 7,966	$ -	$ 29,618	$ -
Total expenses	129,920	265,370	713,653	457,837
Net operating loss before taxes	(121,954)	(265,370)	(684,035)	(457,837)
Income taxes	-	-	-	-
Net loss	(121,954)	(265,370)	(684,035)	(457,837)
Net loss per share	$ (0.01)	$ (0.02)	$ (0.05)	$ (0.04)

We recorded revenues from oil and gas operations in the 2007 periods, but did not record any revenues in the 2006 periods.

Our total expenses decreased in the three month period ended June 30, 2007 (the “2007 third quarter”) compared to the three month period ended June 30, 2006 (the “2006 third quarter”) primarily due to decreases in professional fees and investor relations.  These expenses decreased from $145,034 for the 2006 third quarter to $88,441 for the 2007 third quarter.  Professional fees and investor relations expenses decreased in the 2007 third quarter because we did not have similar financing expenses in that period as compared to the 2006 third quarter.

Our total expenses increased in the 2007 nine month period due to professional fees and investor relations expense, and interest and financing costs related to financing activities in that period.  Professional fees and investor relations expense increased from $268,932 for the 2006 nine month period to $440,757 for the 2007 nine month period. These expenses increased primarily due to consulting agreements for investor relations, financing, business development, and international trade, which are described above, see “Material Agreements”.

For the 2007 nine month period interest and financing costs increased to $146,038 compared to $92,792 for the 2006 nine month period primarily due to our fund raising efforts during the past nine months.

We anticipate that we will continue to record net losses in the short term and that expenses will exceed revenue for the next twelve months as we continue to raise funds for the acquisition and development of oil and gas leases.

Off-balance Sheet Arrangements

None.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure.  Our Chief Financial Officer, who also acts in the capacity of principal executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined our disclosure controls and procedures were effective.

Also, our Chief Financial Officer determined that there were no changes made in our internal controls over financial reporting during the third fiscal quarter of the 2007 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

10.2

Settlement Agreement between Lions Petroleum and Pure Energy Visions Corporation, dated August 31, 2005 (Incorporated by reference to exhibit 10.4 of Form 10-KSB filed January 13, 2006)

10.3

Form of Saskatchewan Petroleum and Natural Gas Lease and Transfer Agreement, dated June 13, 2006 (Incorporated by reference to exhibit 10.5 to Form 10-QSB, filed August 15, 2006)

10.4

Assumption of Consulting Agreement between Lions Petroleum and Meadow Vista Financial Corp., dated January 31, 2007 (Incorporated by reference to exhibit 10.5 of Form 10-QSB, filed May 18, 2007)

10.5

Consulting Agreement between Lions Petroleum and Downshire Capital, Inc., dated January 31, 2007 (Incorporated by reference to exhibit 10.6 of Form 10-QSB, filed May 18, 2007)

10.6

Consulting Agreement between Lions Petroleum and Huang, Qu and Song, dated January 31, 2007 (Incorporated by reference to exhibit 10.7 of Form 10-QSB, filed May 18, 2007)

10.7

Financial Advisory Agreement between Lions Petroleum and Bridgestream Partners, LLC, dated February 5, 2007 (Incorporated by reference to exhibit 10.5 to Form 10-QSB, filed January 17, 2007)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2007	LIONS PETROLEUM INC. By: /s/ Gordon L. Wiltse Gordon L. Wiltse Chief Executive and Financial Officer, Secretary and Director