Form 10KSB
period 2007-09-30
LIONS PETROLEUM, INC
filed 2008-02-20
CIK 1048407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For transition period ___ to ____

Commission file number 000-30285

LIONS PETROLEUM INC.
(Name of small business issuer in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)
93 S. Jackson Street, Seattle, Washington (Address of principal executive offices)	98104-2818 (Zip Code)

Issuer’s telephone number   (206) 706-2623

600 17th Street, Suite 2800 South, Denver, Colorado
(Former address of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X]
Quarterly report for period ended December 31, 2007

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

State issuer’s revenue for its most recent fiscal year: $54,122

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $297,956, as computed by reference to the closing trading price of the common equity on February 15, 2008.

The number of shares outstanding of the issuer’s common equity as of February 15, 2008 was 14,400,977.

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

Our Business

During the fiscal years 2007 and 2006 we were engaged in exploration and development of oil and gas and hydrocarbon leases.  Our management plans to shift the focus of our operations from exploration to acquisition of other types of business opportunities.  Accordingly, in the short term we intend to sell our oil and gas leases and working interests as soon as practicable, or transfer those interests into wholly-owned subsidiaries.  Lions Petroleum will actively seek business opportunities with which to merger or acquire and Lions will become a holding company.

Exploration Business

Bennett Prospect

In June 2006 we signed a participation letter of agreement with SunCoast Technical Services, Inc., a private Texas company (“SunCoast Technical”), that is the operator for the Bennett Prospect located in Lavaca County, Texas.  Pursuant to the letter of agreement we agreed to participate in the drilling of two three-dimensional seismic defined gas wells.  We agreed to purchase a 17.5% working interest of a $200,000 project and paid approximately $38,888 for our participation.  When a commercial well is completed, then we will realize an approximate net revenue interest of 12.775%.  We also agreed to pay our proportionate share of the project’s 27.0% royalty and overriding royalty, and approximately 19.44% of the actual drilling and completion costs of any gas well started.

In September 2006 two gas wells, Bennett #1 and Bennett #2, were drilled, one to the depth of 3,350 feet and the second to a depth of 1,267 feet.  In October 2006 these wells were hooked to a pipeline and are producing gas.  The combined production over a 15 day test period was 5,346 million cubic feet, which equals 356 million cubic feet per day.  We paid a total of approximately $189,000 on this project and anticipate further costs related to maintenance.  We recorded revenues of $38,405 from this project as of September 30, 2007.  We intend to sell this working interest as soon as practicable.

Williston Project

On June 13, 2006, Lions Petroleum acquired five Saskatchewan petroleum and natural gas leases representing 452.83 hectares, or 1,119 acres, in the Williston Basin located in Southern Saskatchewan.  These leases were acquired from the Saskatchewan Geology and Petroleum Lands Branch by Scott Land & Lease Ltd., who transferred the leases to Lions Petroleum.  We paid $10,755 to acquire these leases, issued 25,000 common shares valued at $18,750 as a prospect generation fee, and have additionally paid lease rents of $1,027 through September 30, 2007.  Each lease has a five year term, expiring on March 31, 2012.  We may transfer these leases into a wholly-owned subsidiary as soon as practicable and possibly develop this business with a joint venture partner.  However, as of the date of this filing we have not completed those actions, nor entered into a formal agreement with a joint venture partner.

Letters of Intent

During 2006 we entered into letters of intent to purchase oil and gas leases and in September 2006 we paid an aggregate of $175,000 toward these letters of intent.  However, we were unable to close these transactions and we will not pursue them.

Governmental Regulation

Oil and gas exploration, production and related operations are subject to extensive rules and regulations of federal, provincial, and state agencies.  We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration, production, handling and transportation of oil and gas in the United States and Canada.  Failure to comply with these rules and regulations can result in substantial penalties.  The regulatory burden on the oil and gas industry increases the cost of doing business.  As of the date of this filing, we have not had any costs related to compliance with environmental laws.  Management cannot be sure how the costs of the regulations, and any future amendments or interpretations, will impact our results of operations.

Employees

We do not have any employees as of the date of this filing.

Future Business

During the upcoming year we will identify, locate and evaluate business opportunities for acquisition. Our business plan is to seek, investigate, and, if warranted, acquire business opportunities which are profitable, or we anticipate will become profitable.  The selection of a business opportunity to participate in is complex and extremely risky and will be made by management in the exercise of its business judgement; however, our executive officers are not  professional business analyst.  (See Part III, Item 9, “Directors and Executive Officers, . . .” below).  We cannot assure you that we will be able to identify and acquire a business opportunity which will ultimately prove to be beneficial to us and our stockholders.

Our management has discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.  We anticipate that business opportunities will come to our attention through prior personal and business relationships.  Also, our search for business opportunities will not be limited to any particular geographical area or industry and may include both the United States and international companies.

A decision to participate in a specific business opportunity may be made upon our management’s analysis of the following factors:
•	Quality of the business opportunity’s management and personnel;
•	Potential for growth and profitability;
•
Capital requirements and anticipated availability of required funds to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

•	The anticipated acceptability of the business opportunity’s new products or marketing concept;
•	The merit of its technological offerings or changes;
•	The perceived benefit that it will derive from becoming a publicly held entity; and,
•	Numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for future operations because of the possible need to substantially shift marketing approaches, significantly expand or change product emphasis, change or substantially augment management, or the necessity to make other changes.  We will be dependent upon the owners of any business opportunity to identify problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding the purchase and sale of “penny stock.”  Our common stock is thinly traded and we cannot assure you that a market will develop or that a stockholder ever will be able to liquidate his/her/its investment without considerable delay, if at all.  If an active market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act.  (See Part II, Item 5, “Market Information,” below, for further details.)

We cannot predict the manner in which we may participate in a business opportunity.  Specific business opportunities will be reviewed as well as our needs and desires and those of the specific business opportunity.  The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization.  We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities.

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities.  Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition.  Many of these entities or persons may have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities.

ITEM 2: DESCRIPTION OF PROPERTY

For the year ended September 30, 2007, we reported gas produced with an average price of $5.91 metric cubic foot. Disclosures related to leases we have obtained are discussed above in Item 1.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2007 fiscal year.

PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The principal market for our common stock is the OTC Bulletin Board and our common shares are traded over-the-counter under the symbol "LPET".  The following table presents the range of the high and low bid of our common stock for each quarter for the past two years, as reported by the OTC Bulletin Board.  The quotations below represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Fiscal Quarter Ended	2007 High Low		2006 High Low
December 31	$0.90	$0.12	$1.39	$0.85
March 31	0.70	0.40	0.91	0.60
June 30	0.45	0.12	1.01	0.60
September 30	0.20	0.12	1.03	0.75

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

•	registered and traded on a national securities exchange meeting specified criteria set by the SEC;
•	issued by a registered investment company; or
•	excluded from the definition on the basis of share price or the issuer’s net tangible assets.

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

Holders

As of February 15, 2008, we had approximately 270 common stockholders of record, which does not include “street accounts” of securities brokers.

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

Recent Sales of Unregistered Securities

On October 1, 2007 we granted options to purchase 500,000 common shares at $0.25 to Around the Corner Trading, Inc. in consideration for investor relations services.  These options will vest at a rate of 100,000 shares per 90 day period starting on October 2, 2007. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On April 27, 2007 we sold 60,000 units at $0.25 per unit to three accredited investors for $15,000.  Each unit consisted of one share and one warrant to purchase one share at $0.40.  The warrants expire one year from the date of issuance.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On April 10, 2007 we issued 11,000 shares to Marilyn Reichert in consideration for administrative services valued at $2,640.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

During the fiscal years ended 2007 and 2006 we were an exploration stage company and were subject to all risks inherent in an emerging business enterprise.  During the next twelve months our primary objective will be to sell our oil and gas interests and then seek out business opportunities to acquire.

Our auditors have expressed doubt that we can continue as a going concern without additional funding.  Management intends to seek funds through additional debt and equity financing and collaborative arrangements, but additional funds may not be available on terms acceptable to us.

Liquidity and Capital Resources

We recorded revenue of $54,122 for the year ended September 30, 2007 (“2007") from the Bennett Prospect; however, since we commenced our exploration stage in September 2004 we had not recorded revenue in any period prior to the first quarter of 2007.  During the past two fiscal years we have financed our operations primarily through sales of our common stock and advances from related parties.  To fund our operations during 2007 we relied on revenues, related party advances of $10,400, proceeds of $438,296 from sales of our common stock, cash deposits of $8,437 towards the purchase of common stock and $22,579 from the sale of a portion of our oil and gas assets.  For the year ended September 30, 2006 (“2006”) we relied on proceeds of $827,357 from the sale of our common stock.

To avoid depleting our limited cash during 2007 we issued an aggregate of 687,666 shares, valued at $503,090, at prices ranging from $0.24 to $0.75 for consulting services in the area of international financing, oil and gas, and business and trade.  We have no employees and we do not expect to hire any new employees in the short term; however, we anticipate that we will require services from independent contractors and other professionals in the future and we will likely rely on common stock to pay for these services until we have adequate cash on hand.

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

Another potential source of funding may come from warrants that we have issued in private offerings.  We conducted private offerings during the 2005 and 2006 fiscal years and realized gross proceeds of $827,225 from these offerings.  In these offerings we sold units comprised of common stock and warrants and piggy back warrants to purchase additional shares of common stock.  At September 30, 2007 we had an aggregate of 2,035,543 outstanding warrants from these offerings with exercise prices ranging from $0.65 to $2.00.  If all of the warrants sold in the offerings are exercised per their terms, we may realize aggregate proceeds of approximately $2,135,161.  In addition, we have 125,334 warrants outstanding not related to the private offerings with an exercise price of $1.25 and the exercise of these warrants could provide an additional $156,668 in funds.  However, the warrant holders have complete discretion as to when, or if, the warrants are exercised and we cannot guarantee that the warrant holders will exercise any of the warrants.

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

Results of Operations

Our fiscal year end is September 30 and the following discussions are based on the financial statements of Lions Petroleum for the years ended September 30, 2007 and 2006, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 7, below.

SUMMARY OF OPERATING RESULTS
	Year ended
	September 30
	2007	2006
Oil and gas revenues	$54,122	$–
Total expenses	886,085	1,058,408
Net operating loss before taxes	(831,963)	(1,058,408)
Income taxes	–	–
Net loss	(831,963)	(1,058,408)
Net loss per share	$(0.06)	$(0.09)

We recorded revenues from oil and gas operations in 2007 but did not record any revenues in 2006.  Our total expenses decreased in 2007 compared to 2006 primarily due to decreases in oil and gas expenditures, professional fees and investor relations expense and interest and financing costs.  Oil and gas expenditures decreased from $49,856 in 2006 to $20,042 in 2007 as we moved away from focusing our operations on oil and gas exploration.  Professional fees and investor relations expenses decreased from $705,835 in 2006 to $525,395 for 2007 and interest and financing costs decreased from $184,289 in 2006 to $146,044 for 2007 primarily as a result of reduction in financing transactions.

As a result of minimal revenues, we recorded a net loss per share for both 2007 and 2006.  We anticipate that we will continue to record net losses and that expenses will exceed revenue for the next twelve months as we shift from oil and gas exploration to seeking acquisition of business opportunities.

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

Material Agreements

During the 2007 fiscal year we entered into a Financial Advisory Agreement, dated February 5, 2007, with Bridgestream Partners, LLC, with offices in San Diego, California (“Bridgestream”).  We retained Bridgestream to advise and assist the company in the pursuit of financing to be in the form of equity, subordinated debt, convertible debt, and/or senior debt.  Bridgestream also agreed to advise and assist in identifying suitable targets for strategic alliances, co-marketing programs and potential acquisitions; advising management of the appropriate financing structure(s) with which to successfully complete alliances, partnerships, investor relationships or acquisitions.  Bridgestream will advise and assist Lions in the raising of an initial round of financing of $25,000,000 and a secondary financing of $6,000,000.  Lions agreed to pay a non-refundable initial retainer of $8,500 for an initial thirty to sixty-day phase of the agreement.  However, management has decided not to move forward with Bridgestream.

Off-balance Sheet Arrangements

None.

ITEM 7.  FINANCIAL STATEMENTS

LIONS PETROLEUM, INC. CONSOLIDATED FINANCIAL STATEMENTS September 30, 2007 and 2006

C O N T E N T S

Chisholm	533 West 2600 South, Suite 25
Bierwolf &	Bountiful, Utah 84010
Nilson, LLC	Phone: (801) 292-8756
Certified Public Accountants	Fax: (801) 292-8809

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee
Lions Petroleum Inc.
Denver, Colorado

We have audited the accompanying balance sheets of Lions Petroleum Inc. (an Exploration Stage Company) as of September 30, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended September 30, 2007 and 2006 and for the period September 21, 2004 (inception) through September 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the PCAOB (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lions Petroleum Inc. as of September 30, 2007 and the results of its operations and its cash flows for the years then ended September 30, 2007 and 2006 and for the period September 21,2004 (inception) through September 30, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred substantial losses from operations and has limited sales of its products which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf & Nilson
Chisholm, Bierwolf & Nilson
Bountiful, Utah
February 19, 2008

LIONS PETROLEUM, INC.
(An Exploration Stage Company)
Consolidated Balance Sheet
(Expressed in US Dollars)

ASSETS
September 30,
2007

CURRENT ASSETS

Cash and cash equivalents	$2,395
Accounts receivable	2,342
Prepaid expenses and other current assets	76,972
Deposits on proposed oil and gas acquisitions	176,500

Total Current Assets	258,209

PROPERTY AND EQUIPMENT, net	2,008

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING

Properties not subject to amortization	166,367
Properties being amortized	30,531
Accumulated amortization	(7,647)

Net Oil and Gas Properties	189,251

OTHER ASSETS

Deposits and other assets	1,314

Total Other Assets	1,314

TOTAL ASSETS	$450,782

The accompanying notes are an integral part to these consolidated financial statements.

LIONS PETROLEUM, INC.
(An Exploration Stage Company)
Consolidated Balance Sheet (Continued)
(Expressed in US Dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY
September 30,
2007

CURRENT LIABILITIES

Accounts payable and accrued expenses	$94,563
Accounts payable - related parties	110,269
Stock deposits	8,437

Total Current Liabilities	213,269

Total Liabilities	213,269

STOCKHOLDERS' EQUITY

Preferred stock, 5,000,000 shares authorized of $0.0001
par value, no shares issued	-
Common stock, 50,000,000 shares authorized of $0.0001
par value, 14,400,977 shares issued and outstanding	1,440
Additional paid-in capital	14,854,312
Prepaid consulting fees	(26,082)
Accumulated other comprehensive loss	(471,831)
Deficit accumulated during the exploration stage	(2,220,540)
Retained deficit	(11,899,786)

Total Stockholders' Equity	237,513

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$450,782

The accompanying notes are an integral part to these consolidated financial statements.

LIONS PETROLEUM, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

			Cumulative, from
			Sept. 21, 2004
	For the Years Ended		(new business start)
	September 30,		to September 30,
	2007	2006	2007

OIL AND GAS REVENUES	$54,122	$-	$54,122

EXPENSES

Oil and gas expenditures	20,042	49,856	73,328
Professional fees and investor relations	525,395	705,835	1,495,737
General and administrative	187,257	116,808	365,361
Interest and financing costs	146,044	184,289	331,269
Depreciation, depletion and amortization	7,347	1,620	8,967

Total Expenses	886,085	1,058,408	2,274,662

NET OPERATING LOSS BEFORE TAXES	(831,963)	(1,058,408)	(2,220,540)

INCOME TAXES	-	-	-

NET LOSS	$(831,963)	$(1,058,408)	$(2,220,540)

BASIC LOSS PER COMMON SHARE	$(0.06)	$(0.09)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,021,582	11,467,016

The accompanying notes are an integral part to these consolidated financial statements.

LIONS PETROLEUM, INC.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Operations
(Expressed in US Dollars)

			Cumulative, from
			Sept. 21, 2004
	Year Ended		(new business start)
	September 30,		to September 30,
	2007	2006	2007

NET LOSS	$(831,963)	$(1,058,408)	$(2,220,540)

Other comprehensive income (loss):
Foreign currency translation, net	-	-	-

COMPREHENSIVE LOSS	$(831,963)	$(1,058,408)	$(2,220,540)

The accompanying notes are an integral part to these consolidated financial statements.

LIONS PETROLEUM, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)

						Deficit
						Accumulated	Accumulated
			Additional	Share		During the	Other	Total
	Common Stock		Paid-in	Subscriptions	Retained	Exploration	Comprehensive	Stockholders'
	Shares	Amount	Capital	Received	Deficit	Stage	Loss	Equity

Balance, September 30, 2005	10,805,661	$1,081	$12,214,452	$209,600	$(11,899,786)	$(330,169)	$(471,831)	$(276,653)

Issuance of common stock for services	466,856	46	138,146	-	-	-	-	138,192

Issuance of common stock for oil and gas acquisition	25,000	3	18,747	-	-	-	-	18,750

Issuance of common stock for share subscriptions	1,319,209	132	827,225	-	-	-	-	827,357

Issuance of common stock for debt	295,334	29	221,471	-	-	-	-	221,500

Adjustments re 2004 share consolidation	190	-	-	-	-	-	-	-

Noncash compensatory charge on warrants, piggyback warrants and options	-	-	391,013	-	-	-	-

Share subscriptions received	-	-	-	(179,600)	-	-	-	(179,600)

Net loss for the year ended September 30, 2006	-	-	-	-	-	(1,058,408)	-	(1,058,408)

Balance, September 30, 2006	12,912,250	1,291	13,811,054	30,000	(11,899,786)	(1,388,577)	(471,831)	82,151

Issuance of common stock for services	687,666	69	503,021	-	-	-	-	503,090

Issuance of common stock for cash	776,061	78	438,218	(30,000)	-	-	-	408,296

Issuance of common shares in lieu of settlement agreement	25,000	3	6,247	-	-	-	-

Noncash compensatory charge on warrants, piggyback warrants and options	-	-	95,772	(78,245)	-	-	-

Amortization of consulting fees	-	-	-	52,163	-	-	-	52,163

Net loss for the year ended September 30, 2007	-	-	-	-	-	(831,963)	-	(831,963)

Balance, September 30, 2007	14,400,977	$1,440	$14,854,312	$(26,082)	$(11,899,786)	$(2,220,540)	$(471,831)	$237,513

The accompanying notes are an integral part to these consolidated financial statements.

LIONS PETROLEUM, INC.
(An Exploration Stage Compnay)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
			Cumulative, from
			Sept. 21, 2004
	For the Years Ended		(new business start)
	September 30		to September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(831,963)	$(1,058,408)	$(2,220,540)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	7,347	1,620	8,967
Professional fees of related parties	-	14,563	27,877
Common stock issued for services and in lieu of
settlement agreement	509,339	138,192	713,531
Non-cash compensatory charge on warrants and options	69,690	391,013	460,703
Write-off of oil and gas lease	-	17,347	20,776
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,342)	-	(2,342)
(Increase) in deposits on oil and gas properties	(1,500)	-	(1,500)
(Increase) decrease in prepaids and deposits	(78,286)	280	(78,243)
(Decrease) increase in accounts payable
and accounts payable - related parties	(104,818)	220,505	170,573

Net Cash Used in Operating Activities	(432,533)	(274,888)	(900,198)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	-	(5,248)	(5,248)
Purchase of oil and gas assets	-	(375,727)	(375,727)
Sale of oil and gas assets	22,579	-	22,579

Net Cash Provided by (Used in) Investing Activities	22,579	(380,975)	(358,396)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party advances	10,400	(4,766)	22,666
Repayments on related party advances	(38,369)	-	(35,767)
Stock deposits received	8,437	-	8,437
Proceeds from share subscriptions	(30,000)	(179,600)	-
Proceeds from issuance of common stock	438,296	827,357	1,265,653

Net Cash Provided by Financing Activities	388,764	642,991	1,260,989

NET INCREASE (DECREASE) IN CASH	(21,190)	(12,872)	2,395

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,585	36,457	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,395	$23,585	$2,395

The accompanying notes are an integral part to these consolidated financial statements.

LIONS PETROLEUM, INC.
(An Exploration Stage Compnay)
Consolidated Statements of Cash Flows (Continued)
(Expressed in US Dollars)
			Cumulative, from
			Sept. 21, 2004
	For the Years Ended		(new business start)
	September 30		to September 30,
	2007	2006	2007

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$1,017	$1,133	$3,153
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$509,339	$138,192	$713,531

The accompanying notes are an integral part to these consolidated financial statements.

LIONS PETROLEUM, INC.
Notes to the Consolidated Financial Statements
September 30, 2007

NOTE 1 - ORGANIZATION

On September 30, 1997, O.P.D. Acquisitions, Inc. (“OPD”) acquired all of the outstanding common stock of Energy Ventures Inc. (Canada) (“EVI”).  For accounting purposes, the acquisition was treated as a recapitalization of OPD with EVI as the acquirer (the “Reverse Acquisition”).  EVI merged into OPD and OPD changed its name to Energy Ventures Inc.

On July 23, 2001, Energy Ventures Inc. changed its name to Energy Visions Inc.

On October 21, 2004, Energy Visions Inc. changed it name to Lions Petroleum Inc. (the “Company”).

On February 9, 2005, the Company’s Board of Directors approved the issue of Special Warrants in its capital, to issued and outstanding common shareholders as of September 20, 2004.  On the basis that such Special Warrants grant, to each holder thereof, the right to acquire, without any additional consideration, shares in the capital of Energy Ventures Inc. (Canada) which company changed its name on January 4, 2005, to Pure Energy Visions Corporation (“EVI Canada”)

As a result of the above transactions, the Company determined that at September 30, 2004, and at the date of this report it no longer has ownership of EVI Canada.  And the Company, as a result, has no subsidiaries or battery and fuel cell business at September 20, 2007.

The Company’s goals are to acquire oil and gas assets, and its business is the acquisition and development of oil and gas properties throughout North America.  In June 2006 the Company signed a participation letter of agreement with SunCoast Technical Services, Inc., a private Texas company (“SunCoast Technical”), that is the operator for the Bennett Prospect located in Lavaca County, Texas.  The Company agreed to participate in the drilling of two three-dimensional seismic defined gas wells.  The total cost of approximately $189,000 was paid on this project and the Company anticipates further costs related to maintenance.   The Company intends to sell this working interest as soon as practicable.

On June 13, 2006, the Company acquired five Saskatchewan petroleum and natural gas leases in the Williston Basin located in Southern Saskatchewan.  These leases were acquired from the Saskatchewan Geology and Petroleum Lands Branch by Scott Land & Lease Ltd., who transferred the leases to the Company.  Each lease has a five year term, expiring on March 31, 2012.  The Company intends to sale these leases as soon as practicable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash held at banks.  The Company maintains cash in bank deposit accounts which may represent a concentration or credit risk.  The Company has not experienced any losses on these accounts.

LIONS PETROLEUM, INC.
Notes to the Consolidated Financial Statements
September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b.	Long-lived Assets

The Company identifies and records impairment on long-lived assets when events and circumstances indicate that such assets have been impaired.  The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows.

c.	Income Taxes

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

d.      Property and Equipment

Property and equipment is stated at cost. Expenditures that materially increase useful lives are capitalized, while ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

Furniture	5 years
Computer equipment	3 years

		Accumulated	Net Book Value
	Cost	Depreciation	2007
Furniture	$970	$388	$582
Computer equipment	4,278	2,852	1,426
	$5,248	$3,240	$2,008

e.      Net Income or Loss per Common Share

The Company reports loss per share in accordance with SFAS No. 128 Earnings per Share.  Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of the net loss per share available to common stockholders for the years ended September 30, 2007 and 2006 does not include potential shares of common stock equivalents, as their impact would be antidilutive

LIONS PETROLEUM, INC.
Notes to the Consolidated Financial Statements
September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.      Net Income or Loss per Common Share (Continued)

	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Loss for the year ended September 30, 2007	$(831,963)	14,021,582	$(0.06)

Loss for the year ended September 30, 2006	$(1,058,408)	11,467,016	$(0.09)

f.      Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

g.      Use of Estimates

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

h.      Fair Value of Financial Instruments

The Company's consolidated financial instruments principally consist of cash and equivalents, deferred oil and gas lease costs, accounts payable and accrued liabilities, share subscriptions payable and due to related parties.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  Unless noted elsewhere, the fair value of the Company's financial instruments approximate their carrying values.

i.      Allowance for Bad Debts

Bad debts on receivables are charged to expense in the year the receivable is determined uncollectible.   There were no accounts receivable deemed uncollectible as of September 30, 2007.

j.      Revenue and Cost Recognition

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves.

LIONS PETROLEUM, INC.
Notes to the Consolidated Financial Statements
September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.      Revenue and Cost Recognition (Continued)

Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Revenue is recognized at the point of production and sale because they are the same.

k.      Development Stage Company

During the fiscal years ended 2007 and 2006 the Company was engaged in activities consistent with an exploration/development stage company and were subject to all risks inherent in an emerging business enterprise.

NOTE 3 - GOING CONCERN

The Company is in the exploration stage and its operations are subject to all of the risks inherent in an emerging business enterprise.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company effectively distributed, on September 20, 2004, its historic battery and fuel cell business to its shareholders. In its new oil and gas business, which commenced September 21, 2004, the Company incurred losses of $1,058,408 and $831,963 for the years ended September 30, 2006 and 2007 respectively. The Company has lost $14,120,326 since its inception in 1996, mainly in the battery and fuel cell business, now discontinued.

The Company has had minimal revenue since it commenced its exploration stage on September 21, 2004. There is no assurance that the Company will not encounter substantial delays, unforeseen difficulties and expenses related to the acquisition of oil and gas assets. The Company will be required to expand its management and administrative capabilities in order to manage its business, the acquisition and development of oil and gas properties throughout North America.

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

NOTE 4 - DEFERRED OIL AND GAS LEASE COSTS

The Company's oil and gas leases are recorded at cost and amortized on the straight-line method over the terms of the leases.

LIONS PETROLEUM, INC.
Notes to the Consolidated Financial Statements
September 30, 2007

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,
	2007	2006
Accounts payable	$33,251	$16,290
Oil and gas acquisition payables	13,921	38,787
Accrued professional fees	47,391	254,573

	$94,563	$309,650

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

LIONS PETROLEUM, INC.
Notes to the Consolidated Financial Statements
September 30, 2007

NOTE 7 - COMMON AND PREFERRED STOCK

On August 8, 2005, a majority of the Company’s common stock shareholders approved by written consent the issuance of an aggregate of 10,000,000 shares of common stock and 2,000,000 shares of Series A convertible preferred stock. The shareholders authorized the issuance of 5,000,000 common shares each to Dale M. Paulson, Director and then President and CEO, and Gordon L. Wiltse, CFO, Secretary and Director. The 10,000,000 common shares were valued at $1,000 and resulted in Messrs. Paulson and Wiltse holding a combined 98.59% of the voting power of our common stock. As of the date of this filing, a certificate of designation of rights and preferences for the Series A convertible preferred stock has not been filed with the State of Delaware, but management intends to file a certificate of designation in the near future. After the certificate of designation has been filed, the Company will issue 1,000,000 Series A convertible preferred shares to each of Messrs. Dale M. Paulson and Gordon L. Wiltse, which share issues were also approved by a majority of the shareholders on August 8, 2005. Each Series A convertible preferred share is convertible into five common shares of the Company.

On August 29, 2005, the Company approved the issue of 10,000 shares of common stock to Duna Resources Ltd., as partial consideration for the acquisition of hydrocarbon leases for 1,295 hectares of undeveloped land located in the Wolverine shallow gas area of North Western Alberta, Canada. The Company valued these shares at $1.05 per common share or $10,500.

On March 30, 2006, the Company authorized the issue of 648,200 Units in respect of a private placement. The terms of such private placement provided that a subscriber would receive for a cash consideration of $0.50 per Unit, a) a common share of the Company, b) a warrant ("Warrant") and c) a piggyback warrant ("Piggyback Warrant").

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

On April 18, 2006, the Company authorized the issue of 200,000 New Units in respect of a second private placement. The terms of such private placement provided that a subscriber would receive for a cash consideration of $0.75 per New Unit, a) a common share of the Company, b) a new warrant ("New Warrant"). Each New Warrant entitles the purchaser to subscribe for one additional common share in the capital of the Company at a price of U.S. $1.25 per share during the 2 (two) year period that commences upon May 5, 2006, the date of issuance of the New Units.

On September 5, 2006, the Company approved the issue of 25,000 shares of common stock to Jake Oil, LLC, as a prospect generation fee respecting the acquisition of lease rights to 1,119 acres of land in the Williston area of Southern Saskatchewan, Canada. The Company valued these shares at $0.75 per common share or $18,750.

LIONS PETROLEUM, INC.
Notes to the Consolidated Financial Statements
September 30, 2007

NOTE 7 - COMMON AND PREFERRED STOCK (Continued)

On September 25, 2006, the Company authorized the issue of 471,009 New Units in respect of the second private placement. The terms of such private placement provided that a subscriber would receive for a cash consideration of $0.75 per New Unit, a) a common share of the Company, b) a new warrant ("New Warrant"). Each New Warrant entitles the purchaser to subscribe for one additional common share in the capital of the Company at a price of U.S. $1.25 per share during the 2 (two) year period that commences upon September 25, 2006 or September 30, 2006, the dates of issuance of the New Units.

On September 27, 2006, the Company authorized the issue of 170,000 shares of common stock, valued at $0.75 per common share, to Lions Petroleum Corp., in settlement of $127,500 of debt.

On September 29, 2006, the Company authorized the issue of 125,334 shares of common stock, valued at $0.75 per common share, to EVI Canada in settlement of $94,000 of debt. EVI Canada was also issued 125,334 New Warrants which entitle EVI Canada to subscribe for 125,334 additional common shares in the capital of the Company at a price of U.S. $1.25 per share during the 2 (two) year period that commences  September 30, 2006, the date of issuance of the common shares.

During the year ended September 30, 2007, the Company issued a total of 776,061 shares of common stock to various investors at prices ranging from $0.25 to $0.75 per share, for total cash proceeds of $408,296.

Also during the year ended September 30, 2007, the Company issued a total of 687,666 shares of common stock to various individuals and consultants for services rendered, valued at $0.24 to $0.75 per share, for a total value of $503,090.  In addition, the Company issued an additional 25,000 shares to the predecessor company, as described in Note 1, as a final settlement related to the control of the Company.

NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS

The Company has a 2001 stock option plan under which options to purchase shares of common stock may be granted to certain officers, directors and service providers.

By resolution of the Board of Directors, all stock options that were outstanding as at close of business on September 30, 2004 were canceled.

On April 25, 2005, the Company adopted the ‘2005 Stock Incentive Plan For Employees And Consultants’ (“Plan”) and on April 29, 2005 filed an S8 registration statement respecting such Plan. A maximum of 5,000,000 shares of common stock may be issued pursuant to the Plan to employees and consultants of the Company.

During the fiscal year ended September 30, 2006, 466,856 common shares of the Company were issued pursuant to the Plan, 325,000 at $0.10 per common share and the balance at $0.75 per common share.   During the fiscal year ended September 30, 2007, 255,000 common shares of the Company were issued pursuant to the Plan, all at $0.50 per common share.

LIONS PETROLEUM, INC.
Notes to the Consolidated Financial Statements
September 30, 2007

NOTE 8 - COMMON STOCK OPTIONS AND WARRANTS (Continued)

On September 6, 2006, the Company granted to a service provider an option to acquire 500,000 shares of common stock of the Company at $0.65 per share during the approximately 5 year period that expires September 6, 2011.

On January 31, 2007, the Company granted to various service providers options to acquire a total of 346,000 shares of common stock of the Company at $0.50 per share during the one year period that expired January 31, 2008.  These options were valued, pursuant to the Black-Scholes option pricing model, at $78,245, which value will be amortized over the twelve-month period, through January 31, 2008.  Accordingly, the Company has recorded prepaid consulting fees of $26,082 related to these options as of September 30, 2007.  These options were exercised during the year ended September 30, 2007.

At September 30, 2007, there were 2,535,543 Options, Warrants, Piggyback Warrants and New Warrants outstanding with terms as previously stated above and in Note 7.

The following schedule summarizes the activity respecting the issue of warrants and options during the fiscal years ended September 30, 2007 and September 30, 2006, respectively:

		Weighted		Weighted
	2007	Average	2006	Average
	Warrants	Exercise	Warrants	Exercise
	/Options	Price	/Options	Price

Outstanding at beginning of year	2,592,743	$1.26	-	$-
Granted	346,000	0.50	2,592,743	1.26
Excercised	(255,000)	0.50
Canceled	(648,200)	1.00	-	-

Outstanding at end of year	2,035,543	$1.13	2,592,743	$1.26

Excercisable at year-end	2,035,543	$1.13	2,592,743	$1.26

	Number of	Weighted	Average	Number of	Weighted
Range of	Warrants/	Average	Remaining	Warrants	Average
Exercise	Options	Exercise	Contractual	Vested	Exercise
Price	Outstanding	Price	Life (Years)	(Excercisable)	Price

$0.50	91,000	0.50	0.25	91,000	0.50
$0.65	500,000	0.65	3.92	500,000	0.65
$1.25	200,000	1.25	0.58	200,000	1.25
$1.25	596,343	1.25	1.00	596,343	1.25
$2.00	648,200	2.00	0.50	648,200	2.00

	2,035,543	$1.13		2,035,543	$1.13

LIONS PETROLEUM, INC.
Notes to the Consolidated Financial Statements
September 30, 2007

NOTE 8 -  COMMON STOCK OPTIONS AND WARRANTS (Continued)

	2007
		Exercise
		Price	Exercisable
Description	Shares	Per Share	Through

April 2006 Equity Private Placement	648,200	2.00	April2,2008
May 2006 Equity Private Placement	200,000	1.25	May4,2008
September 2006 Grant of Options	500,000	0.65	September6,2011
September 2006 Equity Private Placement	466,809	1.25	September24,2008
September 2006 Equity Private Placement	4,200	1.25	September29,2008
September 2006 Shares for Debt	125,334	1.25	September29,2008
January 2007 Grant of Options	91,000	0.50	January 31, 2008

Total Outstanding	2,035,543	1.13

We recognized valuation expense of $391,013 and $69,690 for warrants and options granted in relation to equity private placements, debt conversion and the issue of options for the fiscal year ended September 30, 2006 and 2007, respectively. The valuation expense was calculated using the Black-Scholes valuation model.  An additional amount of $26,082 will be recognized during the year ended September 30, 2008 as the services related to these options are rendered.

The Black-Scholes model requires the use of employee exercise behavior data and use of a number of assumptions, including volatility of the Company’s stock price, the weighted average risk-free rate, and the weighted average expected life of the options.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  The Company estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

For the twelve month
period ended
September 30, 2007
Current Stock Price	$0.23
Exercise Price	$0.50
Risk-free Interest Rate	4.93%
Expected Life of Option	2
Volatility	151.91%
Dividend Yield	0.00%

LIONS PETROLEUM, INC.
Notes to the Consolidated Financial Statements
September 30, 2007

NOTE 9 - INCOME TAXES

 As of September 30, 2007, the Company had deferred tax assets resulting primarily from the accumulated net operating losses of approximately $1,250,000. As utilization of the net operating loss carryforwards is not assured, a 100% valuation allowance has been provided of $417,811 (2006 $333,332).

The components of current income tax expense as of September 30, 2007 and 2006, respectively are as follows:

	As of September 30,
	2007	2006
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	(84,479)	(223,110)
Change in valuation allowance	84,479	223,110
Income tax expense	$-	$-

NOTE 10 - RELATED PARTY TRANSACTIONS

Accounts payable to related parties is comprised of accrued wages and advances due to various officers and employees.  During the year a related party loaned $2,839 to the company and received payments of $2,160.  Amounts are non-interest bearing, unsecured and due on demand.

Accounts payable to related parties is summarized as follows:

Accrued wages	$99,900
Advances	10,369

Balance, September 30, 2007	$110,269

NOTE 11 - DISCONTINUED OPERATIONS

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

As a result of the above transaction, the Company determined that at September 30, 2004 and at the date hereof, it no longer has ownership of EVI Canada, the company through which the Company was in the battery and fuel cell business.  The Company is an oil and gas exploration stage company with effect from September 21, 2004.

LIONS PETROLEUM, INC.
Notes to the Consolidated Financial Statements
September 30, 2007

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. SFAS 155 will be effective for all financial instruments issued or acquired after the beginning of our fiscal year 2007. We have not yet evaluated or determined the likely effect of SFAS 155 on our future financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which deals with the accounting for uncertainty in income taxes.  FIN 48 will be effective for the quarter ending March 31, 2007.  Since as a result of our history of operating losses, its effects, if any, will be solely on our income tax-related disclosures and, therefore, we do not expect that it will have a material impact on our financial position, results of operations or cash flows for the foreseeable future.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings.  SFAS Nos. 157 and 159 are scheduled to become effective for us for financial statements issued for fiscal year 2008 but SFAS 159 may be delayed.  We are currently evaluating the effects, if any, that SFAS Nos. 157 and 159 will have on our future financial position, results of operations and operating cash flows.

NOTE 13 - FUNCTIONAL CURRENCY AND FOREIGN CURRENCY TRANSLATION

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in our current report on Form 8-K, filed May 12, 2006, Dohan and Company, CPA’s, P.A. declined to stand for re-election as our independent registered public accounting firm on May 5, 2006.  On May 10, 2006, we engaged Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent registered public accounting firm.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure.  Our Chief Executive and Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were ineffective.  We have been unable to gather the information and data needed for our reports in a timely manner and have filed this report late.  To address this problem management will establish deadlines for gathering of information for our future reports.

Also, our Chief Executive and Financial Officer determined that there were no changes made in our internal controls over financial reporting during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors and executive officers are listed below, with their respective ages, positions and biographical information.  Our articles of incorporation provide for a board of directors consisting of one or more directors and in November 2006 our board of directors set the number of directors at four.  We currently have a vacancy on our board of directors.  Our directors serve until our next annual meeting or until each is succeeded by a qualified director.  Our executive officers are chosen by our board of directors and serve at its discretion.  There are no family relationships between any of our directors and officers.

Name	Age	Position	Director Term of Office
Gordon L. Wiltse	41	Director, President, Chief Executive Officer, Chief Financial Officer and Secretary	From July 2004 until our next annual meeting
Eric H. Olsen	56	Director, Chief Operating Officer, Vice-President	From November 2006 until our next annual meeting
Dale M. Paulson	46	Director	From October 2004 until our next annual meeting

GORDON L. WILTSE -  Mr. Wiltse has served as our Chief Financial Officer and a Director since July 2004.  He was appointed President and Chief Executive Officer in August 2007.  From March 2003 to July 2004 he worked as a business consultant for a private oil and gas company.  From January 2002 to February 2003 he was an independent marketing and business consultant to various companies in the oil and gas industry.  He has over 10 years of business experience as a business manager and marketing consultant for private companies in various industries.

ERIC H. OLSEN - Mr. Olsen was appointed as Chief Operating Officer and Vice-President in August 2007.   He is currently owner and President of Jake Oil, LLC, a Montana corporation, primarily involved in oil and gas consulting activities throughout the Rocky Mountains and Mid-continental regions of the United States.  From 1984 to 1996 Mr. Olsen was owner and President of Olsen Energy Company, a Colorado corporation, involved in supplying engineering consulting services to the oil and gas industry.  Prior to 1984 Mr. Olsen’s experience includes working in various engineering positions and performing services including reservoir engineering, geologic evaluations, drilling and production engineering and operations for projects in the Rocky Mountains, the West Coast, and the Mid-continental areas.  He received a Bachelor of Science Degree in Petroleum Engineering from Montana Tech.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and greater than ten-percent beneficial owners of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon review of these forms and representations furnished to us for the fiscal year ended September 30, 2007, we believe Gordon L. Wiltse filed late three Forms 4 related to five transactions.  Dale M. Paulson filed late three Forms 4 related to nine transactions.  Duane D. Fadness, a former director, filed late two Forms 4 for two transactions.  Eric Olsen failed to file one Form 4 for one transaction.

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

Committees

We are a smaller reporting company with minimal operations.  As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors, including Messrs. Wiltse, Paulson and Olsen, acts as our nominating and audit committee.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation paid to our named executive officers and directors in all capacities during the most recent fiscal year.  We entered into management services agreements, dated September 1, 2004, with Messrs. Paulson and Wiltse.  The agreements provide that each of them will provide management, administrative and consulting services to the company and will receive $5,000 per month for services rendered.  The term of the agreement is for a period of five years and may be extended for successive one year terms upon mutual consent.  Either party may terminate the agreement with a two-week written notice.  Each consultant agreed to maintain the confidentiality of information related to the company and not to assign their interests in the agreement without prior written consent.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary		All Other Compensation		Total
Gordon L. Wiltse CEO	2007	$44,000	(1)	$75,000	(2)	$119,000
Paulsen Director	2007	$55,000	(1)	$75,000	(2)	$130,000
Olsen Former Director	2007			$1,500	(3)	$1,500
Fadness Former director	2007			$150,000	(4)	$150,000

(1) Represents accrued wages.
(2)  Represents 100,000 common shares valued at $0.75 per share for consulting fees.
(3)  Represents 3,000 shares valued at $0.50 per share granted under 2005 Stock Incentive Plan.
(4)  Represents 200,000 common shares valued at $0.75 per share for consulting fees.

Retirement or Change of Control Arrangements

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Outstanding Equity Awards

Our executive officer does not have any outstanding equity awards as of September 30, 2007.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of September 30, 2007.  This chart also includes individual compensation agreements.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0.00	0
Equity compensation plans not approved by security holders	500,000 (1)	$ 0.00	4,278,144
Total	500,000	$ 0.00	4,278,144

(1)	Represents options to purchase shares under individual compensation agreement.

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

The board of directors designated Dale M. Paulson and Gordon L. Wiltse as the members of the Compensation Committee and the 2005 Incentive Plan shall be administered by that committee.  Subject to the provisions of the 2005 Incentive Plan, the Compensation Committee shall determine the persons to be granted stock from those eligible to be participants under the 2005 Incentive Plan.  The Compensation Committee will also determine the amount of stock to be granted to each person and the terms and conditions of any stock grant shall be in writing.  At September 30, 2007, the Compensation Committee had granted 721,856 shares pursuant to the 2005 Incentive Plan.

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

Certain Beneficial Owners

The following table lists the beneficial ownership of our management and each person or group known by us to own beneficially more than 5% of our common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities.  Due to these rules two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 14,400,977 shares of common stock outstanding as of February 15, 2008.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Duane D. Fadness 1274 Fillmore Street Denver, CO 80206	3,450,000	23.9%

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner		Percent of class
Gordon L. Wiltse 93 S. Jackson Street Seattle, WA 98104	3,608,000	(1)	25.0%
Eric H. Olsen 93 S. Jackson Street Seattle, WA 98104	28,000	(2)	Less than 1%
Dale M. Paulson 93 S. Jackson Street Seattle, WA 98104	3,590,522	(3)	24.9%
Directors and officers as a group	7,226,522		50.2%

(1)	Represents 3,438,000 shares owned by Mr. Wiltse and 170,000 shares owned by Westland Resources Corp., formerly Lions Petroleum Corp.
(2)	Represents 3,000 shares owned by Mr. Olsen and 25,000 shares held by Jake Oil, LLC.
(3)	Represents 3,420,522 shares owned by Mr. Paulson and 170,000 shares owned by Westland Resources Corp., formerly, Lions Petroleum Corp.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes transactions we have either engaged in since the beginning of our last fiscal year or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions between Lions and these persons have been negotiated between related parties without “arms-length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

The Compensation Committee of our 2005 Incentive Plan has granted common shares to Gordon L. Wiltse, an executive officer and Director for consulting services provided to Lions Petroleum.  On November 3, 2006 the committee granted 100,000 common shares valued at $75,000 to him.

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

ITEM 13.  EXHIBITS

No.           Description
3.1	Certificate of Incorporation of Lions Petroleum, as revised (Incorporated by reference to exhibit 3.1 of Form 10-KSB filed January 17, 2007)
3.2	Bylaws of Lions Petroleum, formerly Energy Ventures Inc. (Incorporated by reference to exhibit 2.1 of Form 10-SB filed November, 4, 2000, as amended)
4.1	Lions Petroleum Inc. 2005 Stock Incentive Plan for Employees and Consultants (Incorporated by reference to exhibit 4.1 to Form S-8, File No. 333-124486, filed April 29, 2005)
10.1	Form of Management Services Agreement (Incorporated by reference to exhibit 10.2 of Form 10-KSB filed January 13, 2006)

10.2	Settlement Agreement between Lions Petroleum and Pure Energy Visions Corporation, dated August 31, 2005 (Incorporated by reference to exhibit 10.4 of Form 10-KSB filed January 13, 2006)
10.3	Form of Saskatchewan Petroleum and Natural Gas Lease and Transfer Agreement, dated June 13, 2006 (Incorporated by reference to exhibit 10.5 to Form 10-QSB, filed August 15, 2006)
23.1	Report of Independent Registered Public Accounting Firm
31.1	Principal Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification

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

	2006	2007
Audit fees	$5,985	$18,440
Audit-related fees	0	0
Tax fees	0	0
All other fees	$326

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

Date: February 19, 2008	LIONS PETROLEUM INC. By: /s/ Gordon L. Wiltse Gordon L. Wiltse President

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2008	/s/ Gordon L. Wiltse Gordon L. Wiltse Chief Executive and Financial Officer, President, Secretary and Director
Date: February 19, 2008	/s/ Dale M. Paulson Dale M. Paulson Director