Form 10-Q
period 2007-12-31
LIONS PETROLEUM, INC
filed 2008-02-20
CIK 1048407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No [  ]

The registrant is a:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

The registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [X]

As of February 15, 2008 the registrant had 14,400,977 common shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2   Management’s Discussion and Analysis of Financial Condition and Results of Operation

11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

12

Item 4.  Controls and Procedures

13

PART II – OTHER INFORMATION

Item 6.  Exhibits

13

Signatures

13

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended December 31, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended December 31, 2007 are not necessarily indicative of results to be expected for any subsequent period.

LIONS PETROLEUM, INC.
(An Exploration Stage Company)
Balance Sheet
(Expressed in US Dollars)

ASSETS
December 31,
2007

CURRENT ASSETS

Cash and cash equivalents	$ 3,435
Accounts receivable	6,936
Prepaid expenses and other current assets	20,097
Deposits on proposed oil and gas acquisitions	176,500

Total Current Assets	206,968

PROPERTY AND EQUIPMENT, net	1,603

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING

Properties not subject to amortization	166,367
Properties being amortized	30,531
Accumulated amortization	(8,929)

Net Oil and Gas Properties	187,969

OTHER ASSETS

Deposits and other assets	4,400

Total Other Assets	4,400

TOTAL ASSETS	$ 400,940

See accompanying notes

LIONS PETROLEUM, INC.
(An Exploration Stage Company)
Balance Sheet (Continued)
(Expressed in US Dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY
December 31,
2007

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 95,139
Accounts payable - related parties	139,081
Stock deposits	28,782

Total Current Liabilities	263,002

Total Liabilities	263,002

STOCKHOLDERS' EQUITY

Preferred stock, 5,000,000 shares authorized of $0.0001
par value, no shares issued	-
Common stock, 50,000,000 shares authorized of $0.0001
par value, 14,400,977 shares issued and outstanding	1,440
Additional paid-in capital	14,854,312
Prepaid consulting fees	(6,520)
Accumulated other comprehensive loss	(471,831)
Deficit accumulated during the exploration stage	(2,339,677)
Retained deficit	(11,899,786)

Total Stockholders' Equity	137,938

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 400,940

See accompanying notes

LIONS PETROLEUM, INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Cumulative, from
			Sept. 21, 2004
	For the three months ended		(new business start)
	December 31,		to December 31,
	2007	2006	2007

OIL AND GAS REVENUES	$ 15,962	$ 8,889	$ 70,084

EXPENSES

Oil and gas expenditures	6,092	4,326	79,420
Professional fees and investor relations	101,577	239,708	1,597,314
General and administrative	24,202	23,500	389,563
Interest and financing costs	9	145,482	331,278
Depreciation, depletion and amortization	3,219	405	12,186

Total Expenses	135,099	413,421	2,409,761

NET OPERATING LOSS BEFORE TAXES	(119,137)	(404,532)	(2,339,677)

INCOME TAXES	-	-	-

NET LOSS	$ (119,137)	$ (404,532)	$ (2,339,677)

BASIC LOSS PER COMMON SHARE	$ (0.01)	$ (0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,400,977	13,408,077

See accompanying notes

LIONS PETROLEUM, INC.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Operations
(Expressed in US Dollars)

Cumulative, from
Sept. 21, 2004
	For the three months ended		(new business start)
	December 31		to December 30,
	2007	2006	2007

NET LOSS	$ (119,137)	$ (404,532)	$ (2,339,677)

Other comprehensive income (loss):
Foreign currency translation, net	-	-	-

COMPREHENSIVE LOSS	$ (119,137)	$ (404,532)	$ (2,339,677)

See accompanying notes

LIONS PETROLEUM, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
			Cumulative, from
			Sept. 21, 2004
	For the Years Ended		(new business start)
	September 30		to September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (119,137)	$ (404,532)	$ (2,339,677)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	1,687	405	10,654
Professional fees of related parties	-	-	27,877
Common stock issued for services and in lieu of
settlement agreement	-	450,500	713,531
Non-cash compensatory charge on warrants and options	19,562	17,527	480,265
Write-off of oil and gas lease	-	1,606	20,776
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(4,594)	(1,954)	(6,936)
(Increase) in deposits on oil and gas properties	-	(1,500)	(1,500)
(Increase) decrease in prepaids and deposits	53,789	(74)	(24,454)
(Decrease) increase in accounts payable
and accounts payable - related parties	29,388	(148,010)	199,961

Net Cash Used in Operating Activities	(19,305)	(86,032)	(919,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-	(5,248)
Purchase of oil and gas assets	-	-	(375,727)
Sale of oil and gas assets	-	-	22,579

Net Cash Provided by (Used in) Investing Activities	-	-	(358,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	-	-	22,666
Repayments on related party advances	-	(27,876)	(35,767)
Stock deposits received	20,345	-	28,782
Proceeds from share subscriptions	-	(30,000)	-
Proceeds from issuance of common stock	-	120,796	1,265,653

Net Cash Provided by Financing Activities	20,345	62,920	1,281,334

NET INCREASE (DECREASE) IN CASH	1,040	(23,112)	3,435
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,395	23,585	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 3,435	$ 473	$ 3,435

See accompanying notes

LIONS PETROLEUM, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
Cumulative, from
Sept. 21, 2004
	For the Years Ended		(new business start)
	September 30		to September 30,
	2007	2006	2007

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ 9	$ 456	$ 3,162
Income taxes	$ -	$ -	$ -

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$ -	$ 450,500	$ 713,531

See accompanying notes and accountants’ report

LIONS PETROLEUM, INC.

Notes to the Financial Statements (Unaudited)

December 31, 2007

 NOTE 1 - BASIS OF PRESENTATION

The interim financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2007, from which the balance sheet information as of that date is derived.  These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the three months ended December 31, 2007, are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements include the accounts of the Company which has no subsidiaries at December 31, 2007.  The accompanying financial statements are also expressed in U.S. dollars.  Certain minor reclassifications in prior period amounts have been made to conform with the current period presentation.

NOTE 2 – LOSS PER SHARE

Following is information relative to the computation of basic loss per share for the three months ended December 31, 2007 and 2006:

	(Loss)	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Loss for the period ended December 31, 2007	$ (119,137)	14,400,977	$ (0.01)

Loss for the period ended December 31, 2006	$ (404,532)	13,408,077	$ (0.03)

NOTE 3 – GOING CONCERN

The Company is in the business of the ownership and exploration of oil and gas properties and effective September 21, 2004, commenced an exploration stage period. The Company and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of $119,137 and $404,532  for the three-month periods ended December 31, 2007 and 2006, and $2,339,677 since the Company entered its exploration stage period and $14,711,294 since its inception in 1996. The Company has had limited revenue during those periods. There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its product development and marketing efforts and/or other unforeseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company anticipates the need to raise funds through equity financing. Such additional funds may not be available on terms acceptable to the Company.  These factors indicate that the Company may not be able to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

LIONS PETROLEUM, INC.

Notes to the Financial Statements (Unaudited)

December 31, 2007

NOTE 4 – COMMON AND PREFERRED STOCK

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

NOTE 5 – CONTINGENT LIABILITY AND COMMITMENT

As of December 31, 2007, the guarantee of the Company and of the president and chief executive officer of Pure Energy Visions Corporation in regards to an unused factoring agreement, remains in effect.

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

NOTE 6 – STOCK DEPOSITS

As of December 31, 2007, the Company has received deposits of $28,782  towards the purchase of common shares.  The shares pursuant to this deposit are expected to be issued before the end of the Company’s second quarter.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

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

Liquidity and Capital Resources

We recorded revenue of $15,962 for the three month period ended December 31, 2007 (“2007 first quarter") from the Bennett Prospect; however, since we commenced our exploration stage in September 2004 we had not recorded revenue in any period prior to the first quarter of 2007.  During the past two fiscal years we have financed our operations primarily through sales of our common stock and advances from related parties.  To fund our operations during the 2007 first quarter we relied on revenues and cash deposits of $20,345 towards the purchase of common stock.  For the three month period ended December 31, 2006 (“2006 first quarter”) we relied on proceeds of $120,796 from the sale of our common stock.

Historically, we have common stock for services to avoid using our limited cash. We have no employees and we do not expect to hire any new employees in the short term; however, we anticipate that we will require services from independent contractors and other professionals in the future and we will likely rely on common stock to pay for these services until we have adequate cash on hand.

Another potential source of funding may come from warrants that we have issued in private offerings.  We conducted private offerings during the 2005 and 2006 fiscal years and realized gross proceeds of $827,225 from these offerings.  In these offerings we sold units comprised of common stock and warrants and piggy back warrants to purchase additional shares of common stock.  At December 31, 2007 we had an aggregate of 2,035,543 outstanding warrants from these offerings with exercise prices ranging from $0.65 to $2.00.  If all of the warrants sold in the offerings are exercised per their terms, we may realize aggregate proceeds of approximately $2,135,161.  In addition, we have 125,334 warrants outstanding not related to the private offerings with an exercise price of $1.25 and the exercise of these warrants could provide an additional $156,668 in funds.  However, the warrant holders have complete discretion as to when, or if, the warrants are exercised and we cannot guarantee that the warrant holders will exercise any of the warrants.

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

Results of Operations

Our fiscal year end is September 30 and the following discussions are based on the financial statements of Lions Petroleum for the three month periods ended December 31, 2007 and 2006, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part I, Item 1, above.

SUMMARY OF OPERATING RESULTS
	Year ended December 31
	2007	2006
Oil and gas revenues	$ 15,962	$ 8,889
Total expenses	135,099	413,421
Net operating loss before taxes	(119,137)	(404,532)
Income taxes	–	–
Net loss	(119,137)	(404,532)
Net loss per share	$ (0.01)	$ (0.03)

We recorded revenues from oil and gas operations for both the 2007 and 2006 first quarters.  Our total expenses decreased for the 2007 first quarter compared to the 2006 first quarter primarily due to decreases in professional fees and investor relations expense and interest and financing costs.  Professional fees and investor relations expenses decreased from $239,708 for the 2006 first quarter to $101,577 for the 2007 first quarter and interest and financing costs decreased from $145,482 for the 2006 first quarter to $9 for the 2007 first quarter primarily as a result of reduction in financing transactions.

As a result of minimal revenues, we recorded a net loss per share for both 2007 and 2006.  We anticipate that we will continue to record net losses and that expenses will exceed revenue for the next twelve months as we shift from oil and gas exploration to seeking acquisition of business opportunities.

Commitments and Contingencies

On August 31, 2005, we executed a settlement agreement with Pure Energy Visions Corporation (“PEVC”) to resolve outstanding issues related to the spin-off of PEVC.  Under the terms of the settlement agreement PEVC agreed to assume debt and contingent liabilities that were associated with the historical battery and fuel cell business. PEVC agreed to assume approximately $450,000 of debt owed to third parties, and agreed to be responsible for unresolved litigation that existed at December 31, 2004.  Approximately $357,000 of this debt has since been satisfied by the issuance of PEVC common shares.  However, management cannot guarantee that PEVC will be able to satisfy the $93,000 balance of the obligations and we may remain liable for them.  On May 9, 2007, we issued 25,000 shares of common stock to PEVC under the terms of the settlement agreement.

Off-balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

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

Also, our Chief Executive and Financial Officer determined that there were no changes made in our internal controls over financial reporting during the first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

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

10.2

Settlement Agreement between Lions Petroleum and Pure Energy Visions Corporation, dated August 31, 2005 (Incorporated by reference to exhibit 10.4 of Form 10-KSB filed January 13, 2006)

10.3

Form of Saskatchewan Petroleum and Natural Gas Lease and Transfer Agreement, dated June 13, 2006 (Incorporated by reference to exhibit 10.5 to Form 10-QSB, filed August 15, 2006)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2008	/s/ Gordon L. Wiltse Gordon L. Wiltse Chief Executive and Financial Officer, President, Secretary and Director